Form 10-K
period 2008-12-31
FEEL GOLF CO INC
filed 2009-04-23
CIK 1141673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.  3330-153699

FEEL GOLF CO., INC.
(Exact name of issuer as specified in its charter)

California	77-0532590
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1354-T Dayton St. Salinas, CA	93901
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (847) 565-9732

Securities registered under Section 12(b) of the Exchange Act:	None.

Securities registered under Section 12(g) of the Exchange Act:	Common stock, par value $0.001 per share.
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

As of the last business day of the registrant’s most recently completed second fiscal quarter, there was no public trading market for our common stock.

As of April 23, 2009, the registrant had 15,845,575 shares issued and outstanding, respectively.

Documents Incorporated by Reference:
None.

TABLE OF CONTENTS

PART I
Item 1.         Description of Our Business

We were incorporated on February 14, 2000 in the State of California. From 2000 to 2008, we operated as a private business and focused on developing products both in the golf club (equipment) and golf grip (accessory) categories. Research and Development costs were accounted for under our general selling and administrative costs (“GS&A”) during this time. Our annual revenues have historically ranged between approximately $500,000 and $1 million, and resulted in significant operating losses requiring additional capital from our officers and directors and additional private individual shareholders, with total investment and loans to date, of approximately $4 million.

We  produce golf clubs including drivers, irons and wedges - with varying degrees of loft (angle of attack to the horizontal plane) ranging from 9° to 73° in several distinct color finishes: Satin, Gun Metal and Designer (Colors of Red, Black, Bronze, Blue, Green & Yellow). Wedges are golf clubs used primarily for approach shots generally from 150 yards and closer.  Our wedges carry different degrees of loft (46°, 52° 56°, 60°, 64° & 73°) designed to be used for varying distances and different lies (e.g.: deep rough, sand, tight lies, etc.).

Our wedges are pressure cast and made of a blend of soft metals providing what we believe to be a lower drag-coefficient thereby improving a golfer’s ability for more accurate shots.  Manufacturing and assembly technologies assure that each wedge has the same Kick Point, Balance Point, Swing Weight, Total Weight, Length, Frequency and Feel. Our golf clubs and golf grips conform to the rules of golf as set out by the United States Golf Association (USGA) and The Royal and Ancient Golf Club (R&A).  The following sets forth an explanation of certain golf terms we use to describe our products:

·           Kick Point, also called flex point or bend point, is the point along a shaft's length at which it exhibits the greatest amount of bend when the tip is pulled down.

·           Balance Point is the point at which a golf shaft achieves equilibrium; the point at which a shaft’s weight is evenly distributed in both directions when rested on a single fulcrum point.

·           Swing weight is a measurement that describes how the weight of a club feels when the club is being swung.

·           Total Weight is the total weight of a golf club including the head, shaft and grip.

·           Length is the overall length of a golf club.

·           Frequency is the process of ensuring that the shaft vibrations of all clubs in a given set of clubs, match in frequency when struck, so that the feel is the same for each club.

·           Feel is the sensation of, or level sensitivity for, playing shots in golf. Especially with respect to short game shots including putting.

In late 2004, we introduced to the market a reverse-taper golf grip named the Full ReleaseTM Performance grip. A “reverse taper” golf grip is simply a golf grip whose taper is the opposite (or reversed) of the industry standard golf grips used today. Specifically, a reverse taper golf grip is smaller in diameter at the butt end of a golf grip and gets larger in diameter towards the shaft end – the opposite of today’s standard golf grips. We believe the reverse taper golf grip is more ergonomically designed to better fit the fingers of a golfer’s hand promoting more of a full release swing - the act of freely returning the club head squarely to the ball at impact producing a powerful golf shot. In 2005, the Full ReleaseTM Performance Grip was named “Top Discovery” at the International PGA Show in Orlando, FL, and was endorsed by the United States Schools of Golf (USSOG) in July 2007, as their “Official Golf Grip.” We believe the USSOG represents over 60 teaching facilities throughout the country. We offer two reverse taper golf grips: 1) The Full Release™ Performance golf grip; and 2) The Pro Release™ Performance golf grip and we offer a number of different styles and colors for these golf grips.

The base manufacturing of all components including club heads, shafts and grips is currently outsourced. Final assembly and shipping is handled in our corporate headquarters based in Salinas, CA, utilizing PGA members trained in the art of club making. Manufacturing assembly techniques are used for compliance with our design and quality control requirements.

We sell our golf clubs and grips to U.S. and international distributors, wholesalers, and retailers, including retail sales on our website. We have established international distribution channels through 30 countries covering the UK, most of Europe, Canada, Australia, Asian Pacific Rim countries, parts of Western Asia and South Africa. With respect to the domestic distribution, we have established a sales staff at our Salinas, CA headquarters and currently have (six) 6 employees.

Marketing

We believe the Full Release™ Performances grip’s game improvement characteristics could be attractive to golfers of all skill levels. With our premium wholesale price, the global grip market could represent a very significant opportunity with even minor market share penetration - potentially representing significant growth in total revenues.  With a marketing campaign that we are ready to implement upon obtaining sufficient marketing capital, we plan to advertise the benefits of our performance grips and build brand awareness.  We believe our golf grips can either replace the market and/or take a significant market share, similar to how Metal Woods, Graphite Shafts, and/or Soft Spikes replaced their respective markets and/or garnered significant market share.  However, there is no guarantee that we will be able to raise the capital needed to implement its marketing campaign.

With respect to U.S. domestic marketing, we have built relationships with several major golf retail chains in the US including Golfsmith, Golf Galaxy, Edwin Watts, Golfworks, Pro Golf and PGA Superstores that represent the majority of US golf equipment sales. We believe that our largest single golf club and golf grip customer base will be the major retail chains. With this opportunity clearly in mind, we will initially concentrate efforts to maximize sales results via marketing efforts geared to increase brand awareness and pre-sell the golfing customer. While we expect considerable efforts to be directed at the major retailers and cultivating new, retailing chains, there remains literally tens of thousands of on course and off course pro shops, club makers and hobbyists for us to market to.

We believe our established international distributor network also holds potential for sales growth and through these distributors’ efforts, to grow our brand name recognition around the world.  We plan to continue marketing directly to the public through our website and with advertising programs designed to direct potential customers either to the our on-line site or to our in-house sales personnel. Significant marketing efforts will be directed to this in house channel with most sales at retail pricing bringing considerably higher profit margins than those realized via wholesale channels.

Demand in the golf industry is partially driven by strong marketing and public relations. Likewise, successful product launches in golf are partially accomplished through strategic marketing and strong visibility on the professional tours.  We intend to obtain endorsements of both PGA Teaching Professionals and Tour players, once capitalized, to further validate our products to golfers worldwide. To reach the mass market, we anticipate frequently advertising The Full Release™ Performance grip’s infomercial on The Golf Channel in the US. This is a far-reaching media campaign, yet highly targeted. We believe that a continuous TV Infomercial and TV Spot advertising strategy is among the strongest product awareness builders that may generate consumer, major chain golf retailer, golf pro shop, and catalog publishers’ interest.

Additional strategic advertising and promotion plans includes: industry endorsements, company press releases, additional TV spots, major golf magazine print ads,  media days for major magazine equipment writers sponsored by us, weekly schedules with retailer demo days, enhanced and continual in-store support programs, open-to-the-public as well as privately sponsored clinics, USA and European PGA Tour staff presence, annual trade-shows, as well as a continuous in-house production of articles and editorials, as contributing writers, as offered by leading golf magazines.  Our product marketing emphasizes our belief in the many ways in which our brand products are performance enhancing. The products’ unique selling points include the following:

▪  We believe our products include quality components, excellent design characteristics and quality control assembly by PGA trained professionals in compliance with exacting standards. We believe our patented and proprietary designs are highlighted, including our golf clubs' blend of hi-finishes that stand out among an otherwise dull product finish industry. Our club line was originally designed & developed for Tour players for their own personal use in competitive play.

▪  Quality manufacturing is a key component of our brand. Our clubs are neither “customized” for Tour players nor “mass-produced” for the general public. We believe this is a most important distinction that creates a category of golf products that are made to exacting standards for high performance and playability that is unique among the major club manufacturers.

▪  We believe our products’ high performance characteristics can have a profound effect on a golfer’s ability to play a better, more consistent game of golf.  With independent testing verification, our marketing emphasizes that our clubs and grips provide golfers with better “feel” that allows for more distance, improved accuracy and the ability for lower scores.

▪  We believe the Full Release™ Performance Grip’s reverse taper design, our multi-colored Designer Wedges, and the Gun Metal and Yellow Competitor irons visually differentiate our products from those of its competitors, imparting the perception of a high quality, high performance message at first glance.

▪  There are numerous industry models of commodity class grips available, with MSRP prices ranging from ~$2 to > $6 per grip. We believe our Full Release™ Performance grips are positioned as a major advance in golf equipment technology. Therefore, our golf grip is premium priced at a Manufacturer’s Suggested Retail Price (MSRP) of $10 each.

▪  Industry prices for golf wedges range from $25 to over $275 each.  Many well known brands compete in the “professional grade” segment of the market and have offerings around $125 (MSRP).  Our wedges are priced slightly higher (MSRP: $129 - $149) than many other brands, as we believe our quality and recognized playability imparts a higher perceived value to the customer.

At present, we do not have sufficient capital to implement and support our planned marketing campaign.  At such time as our shares are approved to trade we intend to raise funds through a private or public offering to support all of our five distinct sales channels: We estimate upwards of $3,000,000 in capital will be required over the entire time period (18-24 months) of  our marketing campaign to support these sales channels.

▪  Direct to Consumer: We plan to use direct response marketing in advertisement and infomercials, running primarily on The Golf Channel, web sites and national print media. We plan to launch this part of the marketing campaign at the very beginning of our marketing campaign and run this throughout the entire campaign on a consistent basis.  The cost to implement this will vary significantly depending upon the amount of media “air” time that we buy and will be the most significant cost of the entire marketing campaign.  Estimated cost could range from $250,000 to $1.5 million over the course of our marketing campaign.

▪  Wholesale Distribution: We plan to employ a well-trained and efficient sales staff to sell and provide ongoing marketing and in-store support to U.S. major golf retailers. There are estimated to be more than 18,000 independent golf specialty stores in the U.S. alone, and over eight major USA retail golf chains, currently with an estimated 700 outlets and growing. Sales staff will be assigned to provide ongoing service to the major retail outlets and larger independents. Our customers also include specialty golf catalog retailers reaching well over 15 million US golfers annually. We plan to launch this part of the marketing campaign during the first quarter of the marketing campaign implementation. We have already identified a number of prospective support personnel to hire once we have sufficient capital, contingent upon their availability. The estimated costs range between $100,000 to 250,000 annually.

▪  Internet Sales: we plan to hire two (2) skilled employees whose duties will be to aggressively market our line of products on the Internet at retail prices on our website. We plan to launch this part of the marketing campaign during the first quarter of implementation and running throughout the entire campaign for approximately 36 months.  The estimated costs range between $50,000 - 125,000 annually.

▪  International: Our international sales alliances carry our clubs, grips and other products into dozens of countries.  Prominent in the international arena is Asia, where golf as a sport is rapidly growing and becoming a national pastime with millions playing the game. We plan on hiring two (2) experienced golf industry professionals to be responsible for continuous training to our distributors in Asia and Europe. Our international distributors are responsible for their own marketing expenditures, but we also plan to provide them with ongoing training which we believe should expedite and expand their sales.  We anticipate that with a greater world-wide acceptance of our products by Tour players - will also facilitate globalization of the Feel Golf brand. We plan to initiate this part of the marketing campaign during the second quarter of implementation and run throughout the entire marketing campaign.  Estimated costs range between $50,000 – 150,000 annually.

▪  Call Center and Inside Sales: We plan to assemble an effective in house telemarketing sales force, which will sell direct to our consumers, handle both inbound and outbound customer communications and sales, customer service, thus contributing significantly to over-all profit and revenues. We have initiated a call center at our corporate headquarters based in Salinas, CA, with two support personnel.  We intend to ramp up the staff of the call center upon available capital and will increase staff based upon availability of qualified candidates throughout the marketing campaign.  Estimated costs range between $50,000 - 250,000 annually.

Competition

The golf equipment industry is competitive. We believe that our eight years of history is a strong indicator that we have excellent products with an established niche within the golf industry.  The following is our major larger competitors:

  ▪  Callaway: a public company founded in 1982.

  ▪  Cleveland Golf: founded in 1979.

  ▪  Nike: entered the golf equipment market with golf shoes apparel, balls and accessories to grow revenues. In 2001, it launched a new line of golf clubs.

  ▪  Ping: a family owned company, founded in 1959.

  ▪  Taylor Made: a subsidiary of Adidas-Salomon, it was founded in 1979.

  ▪  Titleist: a part of the Acushnet Company whose brands include Foot Joy, Cobra and Pinnacle. Acushnet itself is a subsidiary of Fortune Brands, Inc.

The largest manufacturers and our competitors in the golf grip industry include:

  ▪  Avon Grips, Kingwood, TX

  ▪  Golf Pride Grips, a subsidiary of Eaton Corporation, Laurinburg, NC

  ▪  Lamkin Corporation, San Diego, CA

  ▪  Winn Grips, Huntington Beach CA

In this competitive market, except for one other grip company, we believe we are the only grip company that produces a reverse-taper golf grip with multiple patent protection. We believe all of our products are uniquely designed in appearance, are different in playability and feel, and are beneficial for golfers of all skill levels.

Intellectual Property

Our intellectual property portfolio contains trademarks, patents and patent applications.

Trademark

We currently own ten (10) registered trademarks that protect our company’s name as well as our products. Our products protected under these trademarks include golf clubs, golf grips, golf putters, golf bags and golf bags. The ten (10) registered trademarks are (1) “Feel,” (2) “Feel Golf,” (3) “Sensation,” (4) “Competitor,” (5) “Dr. Feel,” (6) “Designer Wedges,” (7) “The Dart Thrower,” (8) “The Heater,” (9) “Full Release,” and (10) “Pro Release.”

In addition, we have several other in-use trademarks which are not yet registered but protected by the common law. These marks, including “Release,” “X-Wrap,” and ‘Butterstick,” are used on other golf clubs and golf grips which are not protected under the ten (10) registered trademarks as aforementioned.

Patents

Utility Patents

We currently have two issued utility patents titled “Improved Golf Club Grip.” These utility patents protect a golf club grip with a progressively reducing diameter from the cap end of the grip to the shaft end of the grip, commonly referred to as a reverse taper. The external surface of the golf club grip extends upwardly into an elevated, linear ridge and extends along the grip, commonly referred to as a reminder ridge. This ridge provides the basis for consistent positioning of the grip in the user’s hand.

Design Patents

We also have nine issued design patents covering a variety of golf club head and grip designs.

We also currently have two pending inventions, “Wrap Grip” and “Golf Club Grip” patent, with the improvement protecting a flared end cap. While the “Improved Golf Club Grip” patent protects a reminder ridge, it does not protect a grip with multiple reminder ribs or ridges. The pending “Golf Club Grip” application does, which is important for the golfer for consistent positioning purposes. In addition, the “Golf Club Grip” application specifically describes a “Y” shaped reminder rib, which is not disclosed in the “Improved Golf Club Grip” patent. This “Y” shaped rib provides for consistent and repeatable finger placement and positioning, increase the Moment of Inertia relative to the golf club head, reduces the torques around the longitudinal axis of the club, and allows the golfers to position the club in such a manner as to induce a controlled draw and fade on the flight of the ball after impact.

Upcoming Applications

We have several utility and design patent applications that will applied for over the next few years. Five of these inventions relate specifically to the golf club grip and will protect the process for making the grip, grips with a cord, notched underlisting, and metal counterweight. Other applications will cover the Butterstick, Competitor, and Wedge products.

Although no patent is guaranteed to be valid, an Examiner at the United States Patent and Trademark Office found our patented inventions to be eligible after reviewing the prior art.* In addition, a registered United States Patent is presumed to be valid.

* Patent Requirements - Section 101 of the U.S. Patent Act sets forth the general requirements for a utility patent:  Whoever invents or discovers any new and useful process, machine, manufacture, or composition of matter, or any new and useful improvements thereof, may obtain a patent, subject to the conditions and requirements of this title.

Item 2.         Description of Property.

Our principal business office is located at 1354-T Dayton St., Salinas, CA 93901.

Item 3.         Legal Proceedings.

There are no legal proceedings pending or threatening against us.  However, on March 25, 2005, we were served with a California administrative Desist and Refrain order from the California Department of Corporations. Under the terms of the order, we were required to refrain from the sale of common stock unless offered strictly in accordance with California law. The order stated that we had published a “tombstone” advertisement and had relied on the exemption contained in Section 25102(n) of the California Corporate Securities Laws of 1968. This order was due to an inadvertent omission of one of the “disclaimer” sentences required for an advertised “tombstone”. On May 24, 2005, we filed an application for approval of a rescission offer to repurchase any securities under Section 25507(b) of the California Corporate Securities Law of 1968 that may have been purchased by relying entirely upon the Tombstone for purchase information. The offer to repurchase covered a maximum of 153,000 shares of common stock in an amount total of $100,500 plus statutory interest of 7%. The California Department of Corporations approved the offer to repurchase on September 17, 2005 with a 30-day right to rescind offer being sent to any purchaser that may have purchased from and had relied upon the improperly worded Tombstone.  On October 17, 2005, we caused a copy of the rescission offer to be personally delivered or served by certified mail to shareholders who we believed purchased securities as result of the improper tombstone. After compliance to the order and in correspondence to the California Department of Corporations dated October 25, 2005 and November 24, 2005, we informed the California Department of Corporations that we had rescinded a total amount of 5000 shares purchased by one investor as the result of the “tombstone” omission. This fulfilled the order as required by the California Department of Corporations without further incident or requirement. Neither Monterey County nor the State of California proceeded with any prosecution against us for an alleged act of fraud or misrepresentation in the sale of our common stock. As a result of the completion of the repurchase offer approved by the California Department of Corporations, any actual or potential violation of California law is now considered cured as a matter of law in California since the purchasers no longer have a cause of action by operation of Section 25507(b).

Item 4.         Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.         Market for Common Equity and Related Stockholder Matters.

Market Information

Our common stock is traded on the OTC Bulletin Board under the ticker symbol “FEEL”. However, we can provide no assurance that our shares of common stock will be actively traded on the OTC Bulletin Board or, if traded, that a public market will materialize.

Holders

As of April 13, 2009 in accordance with our transfer agent records, we had 67 record holders of our Common Stock.

Dividends

To date, we have not declared or paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock, when issued pursuant to this offering. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Stock Option Grants

To date, we have not granted any stock options.

Item 6.         SELECTED FINANCIAL DATA.

Not applicable.

Item 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Overview

Through December 31, 2008, we have been able to secure funding from several shareholders in the aggregate amount of approximately $125,000.  These financings have allowed us to continue operations and pay for the related legal and accounting costs of filing to become a public company. During the third quarter, we engaged Anslow & Jaclin, LLP as our securities counsel and Criterion Capital Partners, LLC as a strategic advisor to assist us with our business development and we have issued common stock for their services in the amount of 25,000 shares and 1,205,726 shares, respectively.  Our financial statements as of December 31, 2008, reflect a net operating loss for year of $1,308,112.  This is based on gross revenues of $685,084, of which $491,480 represented golf club sales and approximately $163,997 represented golf grip sales and approximately $29,607 in shipping income.

Brief overviews of our financial statements for the following periods are as follows: (See table below.)

	Net	Gross	Golf	Golf Club %	Golf Club *	Golf	Golf Grip %	Golf Grip *	Shipping
Period Ending	Operating Loss	Sales Total	Club Sales	Gross Sales	Gross Profit %	Grip Sales	Gross Sales	Gross Profit %	And Other Income

12/31/2008	($1,308,112)	$685,084	$491,480	72%	51%	$163,997	24%	73%	$29,607

12/31/2007	($336,456)	$547,436	$347,362	63%	45%	$151,867	28%	60%	$48,207

* Note:  Golf club and golf grip gross profit percentages (%) are estimates of profit percentage (%) per product category.  The individual gross profit percentages of golf clubs and golf grips are estimates only as the Company does not segregate product categories profit percentages for reporting purposes in compliance with GAAP.  These estimates are calculated based on estimating average profit margins per category based on historical sales and cost of goods.

The net operating loss for the year ending December 31, 2008, increased by $971,656 or 289 percent (%) from December 31, 2007.  Gross Sales for 2008, increased by $137,648 or 25 percent (%) primarily as a result in higher golf club sales – this increasing sales trend is a result of increased international orders. Shipping and Other Income has remained relatively unchanged.

The fluctuation in percentage of sales per product category per reporting period, is based on what management believes has been a lack of adequate marketing capital to further educate consumers and build brand awareness on its golf grips since their introduction, and that the company’s golf grips are not as established in the marketplace yet, as its golf clubs are - which have a longer product history and greater product recognition.

Research and development costs have been expensed under General Selling & Administrative costs for the past two years and, we do not plan any research & development for the future 12 months.

Over the course of our eight (8) years of operating history, we have incurred substantial operating losses and we may not be able to continue our business. As of December 31, 2008, we have an accumulated deficit of $5,371,114, negative shareholder equity of $724,513, and a net loss of $1,308,112 was generated for the year ended December 31, 2008.

We have historically experienced cash flow difficulties primarily because our expenses have exceeded our revenues. We expect to incur additional operating losses for the immediate near future. These factors, among others, raise significant doubt about our ability to continue as a going concern. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected. We can provide no assurance that we will obtain additional financing sufficient to meet our future needs on commercially reasonable terms or otherwise. There can be no assurance that we will be able to maintain operations as a going concern without an additional infusion of capital from other sources and there can be no guarantee we will be successful in obtaining capital from such sources. If we are unable to obtain the necessary financing, our business, operating results and financial condition will be materially and adversely affected.

We have six employees and our success is dependent on our ability to retain and attract personnel to operate our business, and there is no assurance that we can do so. Once we are sufficiently capitalized, we will need to recruit new executive managers and hire employees to help us execute our business strategy and help manage the growth of our business. Our business could suffer if we were unable to attract and retain highly skilled personnel or if we were to lose any key personnel and not be able to find appropriate replacements in a timely manner.

We expect to derive a substantial portion of our future revenues from the sales of our golf grips and we have yet to fully launch our initial marketing phase. Although we believe our products and technologies to be commercially viable,   if markets for our products fail to develop further or develop more slowly than expected or are subject to substantial competition, our business, financial condition and results of operations will be materially and adversely affected.

We also depend on marketing relationships and if we fail to maintain or establish them, our business plan may not succeed.

We expect our future marketing efforts will focus in part on developing additional business relationships with retailers and distributors that will market our products to their customers. The success of our business depends on selling our products and technologies to a large number of distributors and retail customers.

On October 14, 2008, we were granted a second utility patent “Improved Golf Club Grip” (Document Number: I140-005 / Serial Number: 11/452,888) on our Full Release™ Performance Grip by the US Patent & Trade Office.

The market for golf grips and golf clubs is highly competitive. There are a number of other established providers that have greater resources, including more extensive research and development, marketing and capital than we do and have greater name recognition and market presence. These competitors could reduce their prices and thereby decrease the demand for our products and technologies. We expect competition to intensify in the future, which could also result in price reductions, fewer customer and lower gross margins.

Our total sales in 2008 exceeded total sales for 2007.  However, with the recent economic and market uncertainties here in the United States as well as internationally, there can be no assurance that our sales will continue to grow and/or be maintained at their present level and may in fact, decline in the future.

Economic factors that can affect all manufacturing businesses include increases in fuel/freight costs and for global manufacturer’s, currency fluctuations. Fuel/Freight costs can impact product costs and shipping costs of any manufacturer and without corresponding price increases of its products, a manufacturer’s profits could decline or even result in losses. While a global manufacturer may only transact business in US dollars, if a buyer/distributor in another country, whose currency has experienced a devaluation in relation to the US dollar, could result in a reduction or even elimination of demand for the manufacturer’s products in that country.

These factors and others (unknown) could occur within the global marketplace that could negatively impact operations of any business, including the golf industry (manufacturing of golf clubs and golf grips) to the extent that such operations could cease temporarily or permanently, based on the Company’s ability to respond to such global economic factors.

Our business is subject to rapid changes in technology that may adversely affect our business. We can provide no assurances that further research and development by competitors will not render our technology obsolete or uncompetitive. We compete with a number of companies that have technologies and products similar to those offered by us and have greater resources, including more extensive research and development, marketing and capital than we do. If our technology is rendered obsolete or we are unable to compete effectively, our business, operating results and financial condition will be materially and adversely affected.

We rely on a combination of trade secrets, trademark law, and other measures to protect our trademarks, license, proprietary technology and know-how. However, we can provide no assurance that competitors will not infringe upon our rights in our intellectual property or that competitors will not similarly make claims against us for infringement. If we are required to be involved in litigation involving intellectual property rights, our business, operating results and financial condition will be materially and adversely affected.

It is possible that third parties might claim infringement by us with respect to past, current or future technologies. We expect that participants in our markets will increasingly be subject to infringement claims as the number of services and competitors in our industry grows. Any claims, whether meritorious or not, could be time-consuming, result in costly litigation and could cause service upgrade delays or require us to enter into royalty or licensing agreements. These royalty or licensing agreements might not be available on commercially reasonable terms or at all.

New technologies such as the products developed by us may contain defects when first introduced. Our introduction of technology with defects or quality problems may result in adverse publicity, product returns, reduced orders, uncollectible or delayed accounts receivable, product redevelopment costs, loss of or delay in market acceptance of our products or claims by customers or others against us. Such problems or claims may have a material and adverse effect on our business, financial condition and results of operations.

Plan of Operation

While we make golf clubs and golf grips, our primary business and marketing plans will initially be focused on our golf grips and wedges. We believe we can launch an aggressive but well-directed marketing campaign to rapidly grow our revenue and significantly maximize our market potential.  To reach the mass market, we will more frequently advertise our grips, the Full ReleaseTM Performance grips in particular, on The Golf Channel in the U.S. We plan to develop additional strategic advertising and promotion plans including key industry endorsements, press releases, additional TV spots, major golf magazine print ads, our sponsored media days for major magazine equipment writers, weekly schedules with retailer demo days, enhanced and continual in-store support programs, open-to-the public as well as privately sponsored clinics, annual trade-shows, and continuous in-house productions of articles and editorials.

As noted previously, we currently do not have the necessary capital to implement our marketing campaign and if successful in raising sufficient capital for marketing, there can be no assurance that this capital and/or increased marketing efforts will increase revenues.   There can also be no assurance we will be successful in raising sufficient marketing capital to implement this campaign. Assuming we are able to raise sufficient capital in support of our marketing strategy, we plan to develop five distinct sales channels:

·            Direct to Consumer: We plan to use direct response marketing in advertisement and infomercials, running primarily on Golf Channel, websites and national print media.

·            Wholesale Distribution: We plan to employ a well-trained and efficient sales staff to sell and provide ongoing marketing and in-store support to U.S. major golf retailers.

·            Internet Sales: We plan to hire two (2) skilled employees to aggressively market our line of products on the Internet at retail prices on our website.

·             International: Asia is a prominent international market where golf as a sport is rapidly growing. We plan to hire two (2) Company Representatives to be responsible for continuous training our distributors in Asia and Europe, although our international distributors are responsible for their own marketing expenditures.

·             Call Center and Inside Sales: We plan to further assemble an effective in house telemarketing sales force to sell direct to our consumers and handle both inbound and outbound customer communications and sales.

Results of Operations

Note: For all reporting periods below:

The golf industry as reported by several industry organizations has been in a state of flux, though the total number of worldwide golfers as reported by the industry has increased, primarily due to the increase in golf as a major sport in Asia.  However, there can be no assurance that the golf industry will continue growing and may in fact decline.  We believe there have been no industry trends that have significantly effected (positively or negatively) our operating results including fluctuations in revenues for the reporting periods below.   Based on input from our major customers, we believe that sufficient marketing capital is essential to growing revenues in the highly competitive golf industry.

Current economic factors both in the US and internationally may have a direct impact on future revenues positively and/or negatively - whether for example: 1) fluctuating fuel costs that effects shipping and product production costs for all manufacturers regardless of industry; or 2) currency fluctuation of the US dollar and that of other foreign currencies for global manufacturers, regardless of industry.

Years Ended December 31, 2008 and 2007

	December 31, 2008	December 31, 2007	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$685,084	$547,436	$137,648	25%
Cost of Sales	228,699	282,578	(53,879)	(19)%
Gross Profit	456,385	264,858	191,527	72%
Operating Expenses	1,696,110	486,084	1,210,027	249%
Other Expenses	(68,387)	(115,230)	46,843	(41)%
Income Taxes	-	-	-	-%
Net Loss	(1,308,112)	(336,456)	(971,656)	289%

Basic and Fully Diluted Loss Per Common Share	$(0.09)	$(0.02)

Weighted Average Basic and Fully Diluted Common Share Outstanding	15,006,054	13,686,313

Revenues

For the year ended December 31, 2008, revenues increased 25% from the year ended December 31, 2007.  We generated additional international sales and signed and fulfilled a new $180,000 distribution agreement with a South Korean distributor in 2008.  Our sales within the U.S. decreased by approximately 5% in 2008, as compared to 2007. We are intent on implementing a targeted marketing and advertising campaign in 2009 and will focus on expanding sales of its highly profitable golf grip products as opposed to its golf clubs.  However, the Company will require capital, likely in the form of an equity issuance, if it is to finalize and implement its marketing and advertising plans.  If capital is raised to fund advertising and marketing expenditures then the Company's revenues could increase dramatically.  If the Company is unable to raise capital then the Company will likely maintain revenues within a similar range as 2008 assuming the Company is able to continue operations, assuming the Company is able to continue operations.

Cost of Sales

For the year ended December 31, 2008, our costs of sales decreased 19% over the year ended December 31, 2007. During the year ended December 31, 2008, we shipped more of its product sales by sea as opposed to air and implemented a call center at our headquarters in July 2008. The call center allowed us to sell more products at retail price, as opposed to wholesale price. Our new targeted marketing and advertising plan will focus on retail pricing opportunities both domestically and abroad. If our plans are implemented and successful, we believe we can maintain our current gross margins. However, if wholesale pricing opportunities present themselves, we will likely be aggressive with our pricing in the hope of obtaining significant wholesale contracts which further expand our operations. If we succeed in obtaining significant wholesale contracts, our gross margins may decrease in 2009.

Gross Profit

For the year ended December 31, 2008, our gross profit increased 72% over the year ended December 31, 2007. Our retail sales growth in 2008 and continued cost cutting and management of shipping costs for customer orders generated significant gross margin gains in 2008.  Our sales also increased by $137,648, or 25% from the year ended December 31, 2007.

Operating Expenses

For the year ended December 31, 2008, our operating expenses increased by $1,210,087, or 249%. Stock based compensation occurred in 2008 as we issued a total of approximately 1.2 million shares of our common stock, valued at approximately $1.2 million, to our investment banking consultant and its securities counsel. No stock issuances for compensation occurred in 2007. Salaries increased 14% in 2008 as compared to 2007as a result of the addition of an inside salesman in 2008. Advertising fees for the years ended December 31, 2008 and 2007 totaled $58,792 and $63,100, respectively. We began to focus on improving our operating efficiencies and selling through our current contact base and distributors rather than spending significantly on advertising. In 2009, we expect stock based compensation to decrease substantially as compared to 2008. Additionally, if we are able to raise capital, advertising and marketing expenses will increase in 2009. Professional fees relating to maintaining compliance as a public company in the United States of America will also increase as compared to 2007 when we were a private company. Otherwise, most operating expenses should be comparable to 2008.

Other Expenses

For the year ended December 31, 2008, our other expenses decreased $46,843 over the year ended December 31, 2007. We recorded interest expense on debts owed to a trust controlled by our Chief Executive Officer and a trust controlled by a former member of the Company's Board of Directors. The trust controlled by our Chief Executive Officer elected to convert $1,000,000 in debts owed to the trust into 1,000,000 shares of common stock in January 2008.  As a result, our total debts outstanding as of December 31, 2008 decreased by approximately 32% as compared to the prior year.  Interest expense on all debts outstanding in 2008 and 2007 was calculated using the simple interest method and a 7% interest rate per annum.

Net Loss

For the year ended December 31, 2008, our net loss increased 289% over the year ended December 31, 2007. The net loss was generated by the $1.2 million in stock based compensation in 2008 as compared to $0 in 2007.  Additionally, our revenues are not large enough to create a breakeven scenario.  We need capital to expand operations and develop new contacts to function as distributors.  If we are able to raise capital in 2009, then revenue will likely increase as a result of advertising and marketing and a break even scenario will be more likely.

Liquidity and Capital Resources

For the Years Ended December 31, 2008 and December 31, 2007

At December 31, 2008, we had cash and cash equivalents of $5,220 as compared to cash and cash equivalents of $6,606 as of December 31, 2007. Net cash provided by operating activities for the year ended December 31, 2008 was $1,219, as compared to net cash used in operating activities of $(159,286) for the year ended December 31, 2007. This increase of $160,505 in cash provided by operating activities as compared to the comparable period of the prior year is reflective of management's decision to decrease cash expenditures in 2008. Additionally, when the stock based compensation is not included in the analysis, our net loss for 2008, decreased to be approximately $180,000. We are intent on conserving its cash and generating additional revenues and profits through current contacts and distributors. However, spending will increase if we are successful raising capital.

Cashflows used in investing activities totaled $10,935 and $6,756 for the year ended December 31, 2008 and 2007, respectively. We purchased property and equipment in 2008 and 2007. Additional costs were incurred in 2007 as we relocated to its new facility in Salinas, California.

Cashflows provided by financing activities totaled $8,330 and $160,686 in 2008 and 2007, respectively. In 2008, we raised a total of $77,500 in capital through a private placement and made repayments to a trust controlled by our Chief Executive Officer of $108,493. The trust also advanced a total of $45,097 during 2008. In 2007, the trust advanced net funds totaling approximately $156,000.

At the present level of business activity, our ongoing monthly gross operating cash disbursements are expected to average approximately $50,000. As of December 31, 2008, we had negative working capital of $(238,894). Assuming that current sales continue at the average rate experienced during the three months ended December 31, 2008, which was approximately $54,000 per month, and gross operating cash expenditures continue at $50,000 per month; this would give rise to a monthly cash flow of approximately $4,000. Actual results may be better or worse than anticipated, depending upon our actual sales results, fundraising success or failure and capital expenditures, in particular, in future months.

RECENT ACCOUNTING PRONOUNCEMENTS AFFECTING US

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations. This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company adopted SFAS No. 159 beginning March 1, 2008. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company adopted this statement March 1, 2008. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows.

Critical Accounting Policies

Our discussion and analysis of its financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We bases our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of its financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with entities or other persons, also known as “special purpose entities” (SPEs).

Item 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to certain market risks, including changes in interest rates and currency exchange rates. We do not undertake any specific actions to limit those exposures.

Item 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements

MOORE & ASSOCIATES, CHARTERED

ACCOUNTANTS AND ADVISORS

PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Feel Golf Co., Inc.

We have audited the accompanying balance sheets of Feel Golf Co., Inc. as of December 31, 2008 and December 31, 2007, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2008 and December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Feel Golf Co., Inc. as of December 31, 2008 and December 31, 2007, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2008 and December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has an accumulated deficit of $5,371,114, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered

Las Vegas, Nevada

April 21, 2009

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

FEEL GOLF COMPANY, INC.
BALANCE SHEETS
AS OF DECEMBER 31, 2008 AND 2007

	2008	2007
ASSETS
Current Assets
Cash	$5,220	$6,606
Accounts Receivable, Net (Note 4)	33,933	20,131
Receivable From Shareholder (Note 5)	18,137	-
Barter Receivable (Note 6)	65,577	71,143
Inventory (Note 7)	159,259	162,359
Prepaid Expenses	12,146	-
Total Current Assets	294,272	260,239
Property & Equipment, Net (Note 8)	49,181	70,123
Other Assets	4,396	5,877
TOTAL ASSETS	$347,849	$336,239

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable and Accrued Expenses	$298,652	$217,986
Note Payable	-	5,774
Related Party Notes Payable (Note 9)	234,515	189,418
Total Current Liabilities	533,167	413,178
Related Party Payable, Net of Current Portion (Note 9)	539,195	1,647,688
Total Liabilities	1,072,362	2,060,866

Commitments and Contingencies (Note 12)
Stockholders’ Deficit (Note 10)
Common Stock, $.001 par value; 100,000,000 shares authorized, 15,845,575 and 13,537,349 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively	15,846	13,537
Additional Paid-in Capital	4,630,755	2,324,838
Accumulated Deficit	(5,371,114)	(4,063,002)
Total Stockholders’ Deficit	(724,513)	(1,724,627)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$347,849	$336,239

The Accompanying Notes Are an Integral Part of these Financial Statements

FEEL GOLF COMPANY, INC.
 STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007

Revenues	$685,084	$547,436

Costs of Sales	228,699	282,578

Gross Profit	456,385	264,858

Operating Expenses
Stock Based Compensation	1,230,726	-
Salaries	88,830	77,755
Advertising	58,792	63,100
Rent	46,735	44,659
Professional Fees	39,293	37,485
Depreciation	31,877	36,688
Other Selling, General and Administrative Expenses	199,857	226,397
Total Operating Expenses	1,696,110	486,084

Loss From Operations	(1,239,725)	(221,226)

Other Income and Expenses
Interest Expense	(68,387)	(115,230)
Total Other Income and Expenses	(68,387)	(115,230)

Net Loss From Operations	(1,308,112)	(336,456)
Provision for Income Taxes	–	–
Net Loss	$(1,308,112)	$(336,456)

Basic and Diluted Net Loss Per Common Share	$(0.09)	$(0.02)

Number of Common Shares Used to Compute Basic and Diluted Weighted Average	15,006,054	13,686,313

The Accompanying Notes Are an Integral Part of these Financial Statements

FEEL GOLF COMPANY, INC.
STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	Common Stock		Additional		Total
	Shares Issued	Par $0.001	Paid in Capital	Accumulated Deficit	Stockholder’s Deficiency

Balance, December 31, 2006	13,647,349	$13,647	$2,325,728	$(3,726,546)	$(1,387,171)
Issuance of Stock For Cash	10,000	10	9,990	-	10,000
Repurchase of Common Stock	(120,000)	(120)	(10,880)	-	(11,000)
Net Loss	-	-	-	(336,456)	(336,456)
Balance, December 31, 2007	13,537,349	13,537	2,324,838	(4,063,002)	(1,724,627)
Issuance of Stock For Cash	77,500	77	77,423	-	77,500
Issuance of Stock For Compensation	1,230,726	1,232	1,229,494	-	1,230,726
Issuance of Stock For Conversion of Debt	1,000,000	1,000	999,000	-	1,000,000
Net Loss	-	-	-	(1,308,112)	(1,308,112)
Balance, December 31, 2008	15,845,575	$15,846	$4,630,755	$(5,371,114)	$(724,513)

The Accompanying Notes Are an Integral Part of these Financial Statements

FEEL GOLF COMPANY, INC.
STATEMENTS OF CASHFLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
CASH USED IN OPERATING ACTIVITIES
Net Loss	$(1,308,112)	$(336,456)
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities
Stock Based Compensation	1,230,726	-
Depreciation	31,877	36,688
Changes in Operating Assets and Liabilities
(Increase) Decrease in Accounts Receivable	(13,802)	(12,056)
(Increase) Decrease in Receivable From Shareholder	(18,137)	-
(Increase) Decrease in Barter Receivable, Net	5,566	(8,514)
(Increase) Decrease in Inventory	3,100	64,697
(Increase) Decrease in Prepaid Expenses	(12,146)	24,618
Increase (Decrease) in Accounts Payable and Accrued Expenses	80,666	68,337
Increase (Decrease) in Deposits	1,481	3,400
NET CASH USED IN OPERATING ACTIVITIES	1,219	(159,286)

CASH USED IN INVESTING ACTIVITIES:
Purchase of Property & Equipment	(10,935)	(6,756)
NET CASH USED IN FINANCING ACTIVITIES	(10,935)	(6,756)

CASH PROVIDED BY FINANCING ACTIVITIES:
Net Proceeds from Sale of Common Stock	77,500	10,000
Repayment of Related Party Notes Payable	(108,493)	(156,044)
Payment on Stock Purchase Transaction	(5,774)	(5,226)
Proceeds from Related Party Notes Payable	45,097	311,956
NET CASH PROVIDED BY FINANCING ACTIVITIES	8,330	160,686

NET DECREASE IN CASH & CASH EQUIVALENTS	(1,386)	(5,356)
BEGINNING CASH & CASH EQUIVALENTS	6,606	11,962
ENDING CASH & CASH EQUIVALENTS	$5,220	$6,606

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid for Interest	$129,223	$2,081
Cash Paid for Income Taxes	$800	$1,600

Non Cash Investing and Financing Activities:
None	$-	$-

The Accompanying Notes Are an Integral Part of these Financial Statements

FEEL GOLF COMPANY, INC.
FOOTNOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 1 – DESCRIPTION OF BUSINESS

Feel Golf Company, Inc. (the "Company") was incorporated on February 14, 2000 under the laws of the State of California in the United States of America. The Company designs, manufactures and conducts international marketing and sales of its golf clubs and golf club grips.  The Company's products are based on proprietary patented technology that is used to produce golf clubs and golf grips which the Company believes have the best "feel" of any golf clubs and golf grips in the market.

Control by Principal Stockholders

The Company’s directors, executive officers and their affiliates or related parties, own beneficially and in the aggregate, the majority of the voting power of the outstanding shares of the common stock of the Company. Accordingly, if voting their respective shares uniformly, the directors, executive officers and their affiliates would have the ability to control the approval of most corporate actions, including increasing the authorized capital stock of the Company and the dissolution, merger or sale of the Company’s assets or business.

NOTE 2 – BASIS OF PRESENTATION

The financial statements, prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America, include the assets, liabilities, revenues, expenses and cash flows of the Company.

We believe the following critical accounting policies and procedures, among others, affect our more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition

The Company negotiates contracts with its customers, which may include revenue arrangements with multiple deliverables, as outlined by Emerging Issues Task Force No. 00-21 ("EITF 00-21"). The Company’s accounting policies are defined such that each deliverable under a contract is accounted for separately. Historically, the Company has not entered into contracts with its customers that provided for multiple deliverables.

In accordance with SAB104, the Company recognizes revenues from the sale of its products when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting receivable is reasonably assured.  The Company does not record revenues from foreign customers until payment is received from the foreign customers.

Concentrations of Credit Risk

The Company's sales for the years ended December 31, 2008 and 2007 included sales to one golf equipment distributor in South Korea which accounted for 24% and 0% of total revenues, respectively.  If the Company should lose the customer's business, the Company's sales and overall operations could suffer significantly.

Inventory

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) cost method of accounting.  Inventories are adjusted for estimated obsolescence and written down to net realizable value based upon estimates of future demand and market conditions.

Stock-Based Compensation

Effective July 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R. The Company has adopted the fair value based method of accounting for stock-based employee compensation in accordance with Statement of Financial Accounting Standards Number 123 (REVISED 2004), "Share-Based Payment” (SFAS 123[R]). The Company uses the Black-Scholes valuation model to value and record expenses relative to share based payments when granted and vested.

Advertising Costs

The Company expenses the costs of advertising the first time the advertising takes place. Prepaid media advertising and prepaid trade shows are expensed when incurred.  Total advertising costs for 2008 and 2007 were $58,792 and $63,100, respectively.

Shipping and Handling Costs

Shipping and handling costs are classified as a source of revenue.  They are also classified as distribution costs and presented separately on the statements of operations.

Property and Equipment

Property and equipment is located at the Company's headquarters in Salinas, California and is recorded at cost less accumulated depreciation. Depreciation and amortization is calculated using the straight-line method over the expected useful life of the asset, after the asset is placed in service. The Company generally uses the following depreciable lives for its major classifications of property and equipment:

Description	Useful Lives
Computer hardware	3-7 years
Computer software	3-5 years
Furniture and Office Equipment	7 years
Production Equipment	7 years
Leasehold improvements	10 years

Valuation of Long-Lived Assets

Long-lived tangible assets and definite-lived intangible assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company uses an estimate of undiscounted future net cash flows of the assets over the remaining useful lives in determining whether the carrying value of the assets is recoverable. If the carrying values of the assets exceed the expected future cash flows of the assets, the Company recognizes an impairment loss equal to the difference between the carrying values of the assets and their estimated fair values. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent from other groups of assets. The evaluation of long-lived assets requires the Company to use estimates of future cash flows. However, actual cash flows may differ from the estimated future cash flows used in these impairment tests. As of December 31, 2008, management does not believe any of the Company’s assets were impaired.

Goodwill and Intangible Assets

The Company adopted SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective June 2001 and revised in December, 2007. SFAS No. 141 requires the use of the purchase method of accounting for any business combinations initiated after June 30, 2002, and further clarifies the criteria to recognize intangible assets separately from goodwill. Under SFAS No. 142, goodwill and indefinite−life intangible assets are no longer amortized but are reviewed for impairment annually.

Cash and Cash Equivalents

For purposes of the balance sheets and cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at time of purchase to be cash equivalents.

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts represents the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable balance. The Company determines the allowance for doubtful accounts based upon historical write-off experience and current economic conditions. The Company reviews the adequacy of its allowance for doubtful accounts on a regular basis. Receivable balances past due over 120 days, which exceed a specified dollar amount, are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Allowances for doubtful accounts receivable balances are recorded when circumstances indicate that collection is doubtful for particular accounts receivable or as a general reserve for all accounts receivable. Management estimates such allowances based on historical evidence such as amounts that are subject to risk. Accounts receivable are written off if reasonable collection efforts are not successful.

The allowance for doubtful accounts totaled $5,000 as of December 31, 2008 and 2007, respectively.

Credit Risk and Customers

The Company is diligent in attempting to ensure that it issues credit to credit-worthy customers. However, the Company's customer base is small and our accounts receivable balances are usually over 90 days outstanding, and that exposes the Company to significant credit risk. Therefore, a credit loss can be significant relative to the Company's overall profitability. However, through the year ended December 31, 2008 and 2007, the Company has not suffered a significant credit loss and such losses are not expected to occur in the near future.

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with SFAS No. 109 Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

In July, 2006, the FASB issued FASB Interpretations No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a return. FIN 48 provides guidance on the measurement, recognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. FIN 48 became effective as of January 1, 2007 and had no impact on the Company’s financial statements.
The charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

Research and Development

Research, development, and engineering costs are expensed as incurred, in accordance with SFAS No. 2, Accounting for Research and Development Costs.  Research, development, and engineering expenses primarily include payroll and headcount related costs, contractor fees, infrastructure costs, and administrative expenses directly related to research and development support. Research and development expenses for 2008 and 2007 were $2,480 and $17,800, respectively.

Basic and Diluted Net Loss Per Share

The Company utilizes the provisions of SFAS No. 128, Earnings per Share to calculate income or loss per share. Basic income or loss per share is computed by dividing the income or loss available to common stockholders (as the numerator) by the weighted-average number of common shares outstanding (as the denominator). Diluted income or loss per share is computed similar to basic income or loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potential common stock (including common stock equivalents) had all been issued, and if such additional common shares were dilutive. Under SFAS No. 128, if the additional common shares are dilutive, they are not added to the denominator in the calculation. Where there is a loss, the inclusion of additional common shares is anti-dilutive (since the increased number of shares reduces the per share loss available to common stock holders). For the years ended December 31, 2008 and 2007, there were no shares of common stock excluded from the calculation of diluted net loss per share.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the financial statements in the period they are determined to be necessary. The financial statements include some amounts that are based on management’s best estimates and judgments. Significant estimates include the allowance for uncollectible accounts receivable, depreciation, and amortization, useful lives of fixed assets and intangible assets, and tax liabilities. These estimates may be adjusted as more current information becomes available, and any future adjustments could be significant in nature to the financial statements taken as a whole.

Fair Value of Financial Instruments

The Company’s financial instruments, including its cash, are carried at cost, which approximates fair value due to the short term maturity of these instruments.

Reclassifications

The Company has made certain reclassifications to the 2007 financial statements herein, in order for the 2007 financial results to be comparable to the 2008 financial statements. The reclassifications did not impact total assets, total liabilities, total stockholders’ deficit or net loss for 2007.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  the Company has an accumulated deficit of $5,371,114 as of December 31, 2008, and had a generated a loss from operations of $1,308,112 for the year ended December 31, 2008, which raises substantial doubt about the Company’s ability to continue as a going concern.  There is no guarantee that the Company will achieve profitable operations in the next fiscal year. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The future of the Company is dependent upon its ability to obtain debt or equity financing and the profitable expansion of the Company's operations. Management has plans to seek additional capital through a private placement or public offering of its common stock.  The Company has an extensive marketing plan that it hopes to implement in 2009 and expects the marketing plan will generate increased sales with new customers and within new demographics.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 4 – ACCOUNTS RECEIVABLE

The following table provides details on changes within the Company’s allowance for doubtful accounts during the years ended December 31, 2008 and 2007, respectively.

	2008	2007

Beginning allowance for doubtful accounts	$5,000	$-
Additional charge to bad debt expense	-	5,000
Ending allowance for doubtful accounts	$5,000	$5,000

NOTE 5 – OTHER RECEIVABLE

In accordance with an August 4, 2008 investment banking agreement with Criterion Capital Partners LLC (“Criterion”), the Company is to be reimbursed for certain accounting and legal costs incurred during 2008.  The Company completed a self registration under the Exchange Act of 1933 with the United States Securities and Exchange Commission on February 12, 2009.  As a result, the Company is expecting reimbursement of these costs which totaled $18,137 as of December 31, 2008.  The Company has no reason to believe it can not collect on this receivable and is in communications with Criterion regarding collection of the balance and for other business purposes.

NOTE 6 – BARTER RECEIVABLE

The Company is involved in two barter organizations that involve the sale of the Company’s products and the Company has access to goods and services of member organizations of the barter organizations.  As of December 31, 2008 and 2007, the Company had built up a receivable of goods and services through the barter organizations of $65,577 and $71,143 respectively.

NOTE 7 – INVENTORY

Inventories are stated at the lower of the cost (determined using the first-in, first-out method) and are comprised of the following:

	2008	2007

Raw Materials	$114,943	$127,375
Finished Goods	24,967	21,717
Overhead Allocation	19,349	13,267
	$159,259	$162,359

NOTE 8 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	2008	2007

Furniture & Fixtures	$291,830	$287,186
Office Equipment	78,376	76,773
Trade Show Booth	53,138	48,393
Leasehold Improvements	6,219	6,219
	429,563	418,571
Less: Accumulated Depreciation	(380,382)	(348,448)
	$49,181	$70,123

Depreciation and amortization totaled $31,877 and $36,688 for the years ended December 31, 2008 and 2007, respectively.

NOTE 9 – RELATED PARTY PAYABLE

On September 30, 2008, the Company entered into a promissory note for $525,826 with the Company’s Chief Executive Officer. The promissory note carries interest at 7% and is due in full on December 31, 2012.

The table below details transactions related to the advances and repayments to the Company's Chief Executive Officer during the year ended December 31, 2008:

Beginning Balance Payable (Principal and Interest), as of December 31, 2007	$1,647,688
Repayments and Adjustments to Reduce Principal Balance	(196,576)
Accrued Interest	37,893
Conversion of Debt to Common Stock	(1,000,000)
Advances From Chief Executive Officer	50,190
Ending Balance Payable, as of December 31, 2008	$539,195

The remaining balance on the loan payable to the Chief Executive Officer as of December 31, 2008 is due in full as of December 31, 2012.

The table below details transactions related to the loan payable to the Company's Chief Executive Officer during the year ended December 31, 2007:

Beginning Balance Payable (Principal and Interest), as of December 31, 2006	$1,197,383
Repayments and Adjustments to Reduce Principal Balance	(154,024)
Accrued Interest	102,707
Advances From Chief Executive Officer	501,622
Ending Balance Payable, as of December 31, 2007	$1,647,688

On February 13, 2008, the Company entered into a promissory note for $30,000 with a trust controlled by a member of the Company’s Board of Directors.  The promissory note carries interest at 7% and was due in full on February 12, 2009.  The Company defaulted on this promissory note and is currently in the process of negotiating with the lender for an extension or modification to the loan terms.

On December 31, 2005, the Company entered into a promissory note for $185,198 with a member of the Company’s Board of Directors.  The promissory note carries interest at 7%, required payments on the principle balance outstanding of $2,100 a month and was due in full in approximately March, 2013.  The Company defaulted on this promissory note, which caused the promissory note to be due on demand and is currently in the process of negotiating with the lender for an extension or modification to the loan terms.

Interest expense for the years ending December 31, 2008 and 2007, was $68,387 and $115,230, respectively.

NOTE 10 - STOCKHOLDERS’ EQUITY

Feel Golf Company, Inc. is authorized to issue 100,000,000 shares, in aggregate, consisting of 100,000,000 shares of common stock.  The Company's Certificate of Incorporation authorizes the Board of Directors (the “Board”) to determine the preferences, limitations and relative rights of any class or series of Company preferred stock prior to issuance and each such class or series must be designated with a distinguishing designation prior to issuance. As of December 31, 2008, 15,845,575 shares of the Company’s common stock were issued and outstanding.

On August 30, 2008, the Company entered into a contract with its legal counsel to assist the Company in its efforts to become a public company in the United States of America.  The Company issued a total of 25,000 shares of the Company's common stock valued at $25,000 to its legal counsel.

On August 4, 2008, the Company entered into a contract with Criterion Capital Partners LLC ("Criterion") to assist the Company in its efforts to become a public company in the United States of America.  The Company issued Criterion a total of 1,205,726 shares of the Company's common stock which were valued at $1,205,726.

On May 5, 2008, the Company completed a private placement for the sale of 77,500 shares of the Company's common stock with various accredited investors for gross proceeds of $77,500.

On January 2, 2008, a trust controlled by the Company's Chief Executive Officer agreed to convert $1,000,000 in debt the Company owed to the trust into 1,000,000 shares of the Company's common stock.

On December 1, 2007, the Company completed a private placement for the sale of 10,000 shares of the Company's common stock with an accredited investor for gross proceeds of $10,000.

On July 31, 2007, the Company completed a repurchase of 120,000 shares of the Company's common stock for $11,000.

NOTE 11 - TAXES

The FASB has issued Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes”, which requires the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

The Company's net deferred tax asset as of December 31, 2008 and December 31, 2007 consisted of the following:

	December 31, 2008	December 31, 2007
Net operating loss carry forward	$226,000	$-
Valuation allowance	(226,000)	-
Net deferred tax asset	$-	$-

Total net operating losses of approximately $551,000 and $0 generated for the years ended December 31, 2008 and December 31, 2007 will begin to expire in 2028.

The components of current income tax expense for the years ended December 31, 2008 and December 31, 2007, consisted of the following:

	December 31, 2008	December 31, 2007
Current federal tax expense	$—	$—
Current state tax expense	—	—
Change in NOL benefits	226,000	-
Change in valuation allowance	(226,000)	-
Income tax expense	$—	$—

               The following is a reconciliation of the provision for income taxes at the United States federal income tax rate to the income taxes reflected in the Statement of Operations:

	December 31, 2008	December 31, 2007
Tax expense (credit) at statutory rate-federal	(35%)	(35%)
State tax expense net of federal tax	(6%)	(6%)
Changes in valuation allowance	41%	41%
Tax expense at actual rate	0%	0%

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Through June 30, 2008, the Internal Revenue Service classified the Company as an S Corporation for tax purposes. As a result, all gains and losses were passed through to the Company's shareholders.

The Internal Revenue Service granted the Company's request to elect classification as a C Corporation.  The C Corporation status was effective on July 1, 2008.

There is no provision for income taxes as of December 31, 2008 due to the significant loss incurred by the Company from July 1, 2008 through December 31, 2008.

NOTE 12 - COMMITMENTS & CONTINGENCIES

Operating Leases

On February 1, 2007, the Company entered into a thirty six month lease agreement with an unrelated party for approximately 5,500 square feet of manufacturing and office space in Salinas, California.  The following table summarizes the Company’s future minimum lease payments under operating lease agreements for the five years subsequent to December 31, 2008:

Year Ended December 31,
2009	$41,821
2010	42,865
2011	43,937
$128,623

The Company recognizes lease expense on a straight-line basis over the life of the lease agreement. Contingent rent expense is recognized as it is incurred. Total rent expense in continuing operations from operating lease agreements was $46,735 and $44,659 for the years ended December 31, 2008 and 2007, respectively.

Contingent Liabilities

On August 4, 2008, the Company entered into a consulting agreement with Criterion for investment banking services.  Under the terms of the contract, Criterion received 1,205,726 shares of the Company's common stock, valued at $1,205,726, as the base compensation for Criterion's services.  Additionally, if the Company’s common stock should be listed on the NASDAQ Global Select market by November 1, 2009, then Criterion would immediately be entitled to purchase up to 1% of the Company’s fully diluted common stock at a 20% discount to the average closing price of the Company’s common stock for the 30 trading days prior to November 1, 2009.  Or, at the option of Criterion, Criterion would receive cashless warrants representing 1% of the Company’s current fully diluted outstanding common stock at an exercise price equal to a 20% discount to the average closing price of the Company’s common stock for the 30 trading days prior to November 1, 2009.

Litigation

The Company may be involved from time to time in ordinary litigation that will not have a material effect on its operations or finances. The Company is not aware of any pending or threatened litigation against the Company or the Company's officers and directors in their capacity as such that could have a material impact on the Company's operations or finances.

NOTE 13 - RELATED PARTY TRANSACTIONS

Through the date of these financial statements, the Company had significant related party transactions with its majority stockholder and Chief Executive Officer, or entities controlled by the Chief Executive Officer.

On September 30, 2008, the Company entered into a promissory note for $525,826 with the Company’s Chief Executive Officer. The promissory note carries interest at 7% and is due in full on December 31, 2012.

On February 13, 2008, the Company entered into a promissory note for $30,000 with a trust controlled by a member of the Company’s Board of Directors.  The promissory note carries interest at 7% and was due in full on February 12, 2009.  The Company defaulted on this promissory note and is currently in the process of negotiating with the lender for an extension or modification to the loan terms.

On January 2, 2008, a trust controlled by the Company’s Chief Executive Officer agreed to convert $1,000,000 in debt the Company owed to the trust into 1,000,000 shares of the Company's common stock valued at $1,000,000.

NOTE 14 – SUBSEQUENT EVENTS

On February 12, 2009, the Company's registration statement on Form S-1 was declared effective by the United States Securities and Exchange Commission.

On February 27, 2009, the Company's application with the Financial Industry Regulatory Authority was approved.  The Company was notified its common stock will trade on the Over the Counter Bulletin Board under the stock symbol "FEEL."

On February 28, 2009, the Company entered into a convertible promissory note with an unaffiliated individual for $5,000.  The convertible promissory note carries interest at 7% per annum and is due on demand on November 25, 2009.  Upon maturity and if not paid in full, the convertible promissory note is convertible into the Company's common stock at the current market value of Company’s common stock at the holder’s discretion.

On March 5, 2009, Wylie Mitchell resigned as a member of the Company's Board of Directors.

On March 9, 2009, the Company notified Criterion that it had breached its consulting agreement.

On March 10, 2009, the Company entered into a short term note payable with a trust controlled by a shareholder for $20,000.  The short term note payable carries interest at 10% per annum and is due in full on December 31, 2009.  The holder of the short term note payable also has an option to convert the outstanding balance on the note subsequent to June 30, 2009.  The conversion price will be calculated based on a 20% discount to the average of the previous 30 days’ closing price of the Company’s common stock.

On March 11, 2009, the Company entered into an Investor Relations Agreement with Cirrus Financial Communications, LLC (“Cirrus”).  In accordance with the Investor Relations Agreement, the Company agreed to issue 110,000 shares of the Company’s common stock to Cirrus immediately along with an additional 140,000 shares over the next 4 months. An additional issuance of 50, 000 shares of the Company’s common stock will be issued upon the filing of the Company’s next registration statement.  An additional issuance of 50,000 shares of the Company’s common stock will be issued upon the filing of the Company’s next registration statement.

On March 23, 2009, the Company hired James Crane as its Chief Financial Officer.  Mr. Crane will receive cash compensation on a monthly basis and was awarded 160,000 shares of the Company’s common stock, subject to vesting restrictions.  An initial 80,000 shares of common stock are to be fully vested upon the Company entering into the contract with Mr. Crane.  The remaining 80,000 shares of the Company’s common stock will vest over the twelve month period ending March 22, 2010.

On April 1, 2009, the Company entered into a seven year licensing and distribution agreement with a distributor based in South Korea.  The minimum value of the contract is approximately $4.2 million.

NOTE 15 - RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations. This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company adopted SFAS No. 159 beginning March 1, 2008. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company adopted this statement March 1, 2008. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows.

Item 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(1)   Previous Independent Auditors:

        (i) On March 23, 2009, our Board of Directors (the “Board”) dismissed Hawkins Accounting (“Hawkins”) as its independent registered public accounting firm.  On March 31, 2009, we engaged Moore & Associates (“Moore”) as our principal independent accountant.  This decision to engage Moore was ratified by the majority approval of our Board of Directors.

(ii) Other than the disclosure of uncertainty regarding the ability for us to continue as a going concern which was included in Hawkins audit’s report on the financial statements for the past two years, the principal accountant’s report on the financial statements for either of the past two years did not contain an adverse opinion or disclaimer of opinion, or was not modified as to uncertainty, audit scope, or accounting principles.  For the two most recent fiscal years and any subsequent interim period through Hawkins’s termination on March 23, 2009, Hawkins disclosed the uncertainty regarding our ability to continue as a going concern in its accountant’s report on the financial statements for us.  There has been no other disagreements between us and Hawkins on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Hawkins would have caused it to make a reference to the subject matter of the disagreement in connection with its reports.

(iii) Our Board of Directors approved the decision to engage Moore.

(iv) In connection with its review of financial statements through March 23, 2009, other than the disclosure listed in subparagraph (ii), there have been no disagreements with Hawkins on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Hawkins would have caused them to make reference thereto in their report on the financial statements.

(v)  During the two most recent audit periods ending December 31, 2006 and 2007 and the interim periods through March 23, 2009 there have been no other reportable events with us as set forth in Item 304(a) (i) (v) of Regulation S-K.

(vi) We requested that Hawkins furnish us with a letter addressed to the SEC stating whether or not it agrees with the above statements.  A copy of such letter is filed as an Exhibit to this Form 8- filed on April 3, 2009 and incorporated herein by reference.

 (2)  New Independent Accountants:

(i)  We engaged as our new independent auditors as of March 31, 2009.  Prior to such date, we did not consult with Moore regarding (i) the application of accounting principles, (ii) the type of audit opinion that might be rendered, or (iii) any other matter that was the subject of a disagreement between the Company and its former auditor as described in Item 304(a)(1)(iv) of Regulation S- B.

Item 9A.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 3008, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the names, ages, and positions of our executive officers and directors as of the April 13, 2009.

NAME	AGE	POSITION

Lee Miller	68	President, Chief Executive Officer
David Otterbach	50	Chief Operating Officer
James Crane	32	Chief Financial Officer

Certain Significant Employees

NAME	AGE	POSITION
Greg Cottingham	54	General Manager

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Lee Miller

Mr. Miller has experience in operations, and early on, he was in mergers and acquisitions for USS Chemicals, a division of U.S. Steel. He personally has acquired, and sold several golf & non golf companies during his career. From 1977 until 1996, he was the Chairman of Hilco Technologies, Inc., a high-tech supplier to the aircraft, medical, automotive industries and a prime Department of Defense (DOD) Contractor. In 1977, Mr. Miller served as Honorary Vice-Chairman for Checker Motors under the Chairmanship of Ed Cole, his mentor and former President of General Motors. Mr. Miller is a member of the Professional Golfers Association (PGA) and an associate member of the Senior PGA Tour. He studied accounting and financial analysis at Davenport College, earned a Mechanical Engineering certificate (MDTA), and his MBA and PhD from the University of Beverly Hills.

David Otterbach

Mr. Otterbach has been our Chief Operating Officer since March 2007 and is a member of the Board of Directors. His past business experience includes working in different industries and previously serving on the Board of Directors for several companies. At this time, Mr., Otterbach is not serving on the Board of Directors of any other companies except for us. Prior working for us, he co-founded and was the COO for 5 years of Sensory-View of America, a technology company based in Austin, TX, where he managed day-to-day operations of the business.  Previously, he founded a consulting firm serving general business where he implemented Client Company marketing, sales & business development strategies and managed day-to-day operating productivity.  From 1984 - 1996, Mr. Otterbach participated in both public and private equity markets as a Senior Vice President with Wall Street firms including Drexel Burnham Lambert & Lehman Brothers.  He graduated with a BS from Georgia Tech (’81) & received his MBA with Honors (’96) from Texas State University.

James Crane

Mr. Crane was hired as our Chief Financial Officer on March 23, 2009.  Mr. Crane is a Certified Public Accountant and holds licenses as a general securities representative. Mr. Crane has significant experience with United States public company finance and accounting matters, where he has served businesses traded on the New York Stock Exchange, NASDAQ and Over the Counter Bulletin Board (U.S.) since 1999. Mr. Crane is responsible for all financial and accounting matters for the Company and is specifically tasked with ensuring the Company's public financial filings are completed in a timely manner.  Mr. Crane holds a B.S. in Accountancy from Bentley University and was formerly employed by an international accounting firm, Ernst & Young LLP.  Mr. Crane is the founder of his professional services firm, J. Crane & Company, and currently serves as the Chief Financial Officer of MyStarU.com, Inc. and BioNeutral Group, Inc., both of which are issuers traded on the United States Over the Counter Bulletin Board market and as Chief Executive Officer of Peerless Capital Corporation, an SEC filer.

David Worrell

Mr. Worrell is a member of our Board of Directors. Mr. Worrell is a successful serial entrepreneur, published author and internationally experienced consultant. He specializes in offering compelling strategies and strong execution to lead rapidly growing companies.

From 2005 to present, Mr. Worrell is the CFO and partner of Pharma Services Network in Charlotte, NC (“PSN”). PSN is the U.S. representative office for a portfolio of foreign Contract Research Organization (“CROS”) that serves the U.S. pharmaceutical market. He was the founder and partner of Monterey Venture Partners in Monterey, California from 1999 to 2005, which provides financial and strategic services, including capital formation, business case development, valuation and operational assistance to emerging, high-growth companies across the U.S. From 2002 to 2003, he is the director of the Corporate Development at Chicago Tokyo Group in Charlotte, NC. He developed a new medical device import business to compliment an existing consulting practice, and led U.S. effort to develop channel partnerships including relationships with suppliers, financiers, and referral sources. From 1993 to 1999, he was the president of InfoQuest! International (now SilverPop), a telecommunications service provider in Kansa, where he restructured price, service offerings, sales and marketing of the company, took the company from significant operating losses to profitability within two months, and grew the business and sold it to a Silicon Valley competitor. From 1991 to 1993, he was the vice president and strategy consultant at Chicago Tokyo Group, Inc. in Japan, where he provided strategic management, marketing, and regulatory consulting to Fortune 500 medical decide and pharmaceutical companies entering the Japanese market.

In 2004, Mr. Worrell served on the board of directors of Metrolina Entrepreneurship, a non-profit corporation headquartered in Charlotte, North Carolina.

Since 2002, Mr. Worrell has been a contributing finance writer of Entrepreneur Media in Irvine, California. He writes bi-monthly for “Raising Money” column and financial feature stories that are widely syndicated, and has published over fifty articles on various strategy and finance topics from bootstrapping to public offering.

Mr. Worrell received his BA in International Business Administration from Ohio State University in 1990. He completed continuing professional education in “Venture Capital Finance” in 2003 and 2006, and continuing profession education in “Private Equity & Mezzanine Finance” in 2003, 2004 and 2005.  He is bilingual in English and Japanese (Level 2 Certification).

Wylie Mitchell

Mr. Mitchell is a member of our Board of Directors. He has a wealth of business experience in leasing, investment and land sales. He is currently the vice president of BT Commercial Real Estate and performs full service real estate brokerage service throughout the Monterey County area in California. He has accomplished dozens of significant transactions involving sales and leases of properties ranging from 5,000 square feet to 700 acres.

From 1991 to 1995, Mr. Mitchell worked for Moser Cunningham Commercial Real Estate in California. From 1979 through 1991, he was the owner and broker of Century 21 Advantages Realtors.

Mr. Mitchell is affiliated with many professional organizations. He is a member of the National Association of Realtors, California Association of Realtors, National Academy of Real Estate Exchangers, Salinas Elks Lodge, and Steering Committee on Violence and Injury Prevention Team of the City of Salinas. He is on the board of Old Town Salinas Association. He was the president of Rotary International, the vice president director of Salinas Chamber of Commerce, and a board member of United Way.

Mr. Mitchell received his AA from Hartnell Community College in 1959. He attended the Real Estate Extension Class at the University of Southern California. Mr. Mitchell received his real estate license from the State of California in 1976.

On March 5, 2009, Wylie Mitchell resigned as a member of our Board of Directors.

Greg Cottingham

Mr. Cottingham, a PGA Member for the past 10 years, is our General Manager.  His responsibilities include management of our USA assembly operation of golf clubs, inventory control, shipping & receiving, invoicing and other related day-to-day operational matters. His direct experience in the golf industry exceeds 20 years including being the Assistant Head Golf Professional at the Neumann Golf Course in Cincinnati, Ohio.  He attended the University of Cincinnati and resides with his family in Carmel, CA.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board

Current Issues and Future Management Expectations

No board audit committee has been formed as of the filing of this Annual Report.

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2008.

Code of Ethics

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

Item 11.      EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer during the years ended December 31, 2008, 2007, and 2006 in all capacities for the accounts of our executive, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Lee Miller	2008	0	0	0	0	0	0	0	0
(CEO, Interim CFO)	2007	0	0	0	0	0	0	0	0

David Otterbach	2008	36,000	0	0	0	0	0	0	36,000
(COO)	2007	27,000	0	0	0	0	0	0	27,000

Option Grants Table.
There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table through December 31, 2008.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during period ending December 31, 2008 by the executive officer named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table. There were no awards made to a named executive officer in the last completed fiscal year under any LTIP

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Employment Agreements

We do not have any employment agreements in place with our officers or directors.

Item 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of April 13, 2009 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Common Stock	Lee Miller Address: 25943 Deer Run Lane Salinas, CA 93908	11,456,219 (2)	72.30%

Common Stock	Wylie Mitchell Address: 43 Harper Canyon Road Salinas, CA 93908	1,132,670 (3)	7.15%

Common Stock	Adam Levin Address: 11648 Ventura Boulevard Suite 595 Studio City, CA 91604	1,205,726 (4)	7.61%

Common Stock	All executive officers and directors as a group	12,588,889	79.45%

(1)     Based upon 15,845,575 shares outstanding as of February 6, 2009.
(2)     Represents 11,456,219 shares held by the Miller Family Trust as of February 6, 2009.
(3)     Represents 1,132,670 shares held by the Mitchell Family Trust as of February 6, 2009.
(4)     Adam Levin beneficially owns the 1,205,726 shares through his ownership of Criterion Capital Partners, LLC.

Stock Option Grants

We have not granted any stock options to our executive officer since our incorporation.

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

On December 12, 2005, we entered into a promissory note with Mitchell Family Trust with a principal amount of $185,198.48 and an interest rate of 7% annum. As of September 30, 2008, the principal amount of the promissory note was 195,859.86 and for the nine months period ended September 30, 2008, the accrued interest was $6,439.98. On February 13, 2008, we received a short-term loan of $30,000 from Mitchell Family Trust, with a maturity of one year, with interest rate 7% annum. Interest expense for the period ending September 30, 2008, was $1,312. Mr. Wylie Mitchell, member of our Board of Directors, is the trustee of the Mitchell Family Trust and has investment control if its shares of our common stock.

On December 31, 2007, we entered into a promissory note with Miller Family Trust with a principal amount of $1,647,688 and an interest rate of 7% annum. The monthly repayment is due on or before the 15th of each month in the amount of $9,691.61. On January 2008, our debt to the Miller Family Trust in the amount of $1,000,000 was converted into shares of our common stock.  On September 30, 2008, the company  the principle and interest outstanding balances into a new note of $525,286  bearing simple interest of 7% per annum, specifying that the repayment schedule is a balloon loan due to be paid on or before December 31, 2012. The company shall have the election to repay in periodic payments, applied first to interest then principal.   Mr. Lee Miller, our CEO and Chairman of our Board of Directors, is the trustee of the Miller Family Trust and has investment control of its shares of our common stock.

On August 4, 2008, we entered into a consulting agreement with Criterion Capital Partners, LLC who owns more than five (5%) percent of the outstanding shares of our comment stock. Adam Levin is the principal of Criterion Capital Partners, LLC and has investment control of its shares of our common stock. Pursuant to the consulting agreement, Criterion Capital Partners, LLC serves as a strategic advisor to assist us in our business development by rendering business and financial advisory services. The total value of the services over the life of the agreement is valued at $1,205,726.

On September 30, 2008, the Company entered into a promissory note for $525,826 with the Company’s Chief Executive Officer. The promissory note carries interest at 7% and is due in full on December 31, 2012.

On February 13, 2008, the Company entered into a promissory note for $30,000 with a trust controlled by a member of the Company’s Board of Directors.  The promissory note carries interest at 7% and was due in full on February 12, 2009.  The Company defaulted on this promissory note and is currently in the process of negotiating with the lender for an extension or modification to the loan terms.

On January 2, 2008, a trust controlled by the Company’s Chief Executive Officer agreed to convert $1,000,000 in debt the Company owed to the trust into 1,000,000 shares of the Company's common stock valued at $1,000,000.

Item 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended December 31, 2008 and 2007, we were billed approximately $33,000 and $36,000 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2008 and 2007.

Tax Fees

For the Company’s fiscal year ended December 31, 2008, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.  In 2007, we were billed $4,715.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2008 and 2007.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

-approved by our audit committee; or

-entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors.

The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does not have records of what percentages of the above fees were pre-approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

Item 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1.  Financial Statements

2. Financial Statement Schedules

3. Exhibits

14.1           Code of Ethics
16.1           Letter from Hawkins & Company, P.A. *
31.1           Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer
31.2           Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer
32.1           Section 1350 Certification of Chief Executive Officer
32.2           Section 1350 Certification of Chief Financial Officer

    *Filed as Exhibit to the Form 8-K filed on April 2, 2009 and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 23, 2009

By /s/ Lee Miller
Lee Miller,
Chief Executive Officer,

By /s/ James Crane
James Crane,
Chief Financial Officer,
Principal Accounting Officer

In accordance with the requirements of the Securities Act of 1933, as amended, this registration statement was signed below by the following persons in the capacities and on the dates stated.

/s/ Lee Miller	/s/ David Otterbach
Name: Lee Miller	Name: David Otterbach
Title: Chief Executive Officer, Principal Accounting Officer	Title: Director, Chief Operating Officer

/s/ David Worrell	/s/ James Crane
Name: David Worrell	Name: James Crane
Title: Director	Title: Chief Financial Officer, Principal Accounting Officer