Form 10-Q
period 2009-03-31
FEEL GOLF CO INC
filed 2009-05-12
CIK 1141673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

For the transition period from                      to

Commission file number 3330-153699

FEEL GOLF CO., INC.
(Exact name of small business issuer as specified in its charter)

California	77-0532590
State or other jurisdiction of	(IRS Employer
Incorporation or organization	Identification Number)

1354-T Dayton Street Salinas, CA	93901
(Address of principal executive offices)	(Zip Code)

(847) 565-9732
(Issuer’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)Yes ☐   No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes ☑   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 16,005,575 common shares outstanding as of May 12, 2009.

FEEL GOLF CO., INC.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Index to Financial Statements

BALANCE SHEETS	F-2

STATEMENTS OF OPERATIONS	F-3

STATEMENTS OF CASH FLOWS	F-4

NOTES TO THE FINANCIAL STATEMENTS	F-5

FEEL GOLF CO., INC.
CONDENSED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$16,327	$5,220
Accounts Receivable, Net (Note 4)	14,148	33,933
Receivable From Shareholder (Note 5)	18,137	18,137
Barter Receivable (Note 6)	63,227	65,577
Inventory (Note 7)	150,604	159,259
Prepaid Expenses	14,653	12,146
Total Current Assets	277,096	294,272
Property & Equipment, Net (Note 8)	42,389	49,181
Other Assets	3,700	4,396
TOTAL ASSETS	$323,185	$347,849

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable and Accrued Expenses	$305,370	$298,652
Note Payable (Note 9)	5,029	-
Related Party Notes Payable (Note 9)	258,732	234,515
Total Current Liabilities	569,131	533,167
Related Party Payable, Net of Current Portion (Note 9)	554,882	539,195
Total Liabilities	1,124,013	1,072,362

Commitments and Contingencies (Note 12)

Stockholders’ Deficit (Note 10)
Common Stock, $.001 par value; 100,000,000 shares authorized, 15,845,575 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	15,846	15,846
Shares to be Issued	270	-
Additional Paid-in Capital	4,900,485	4,630,755
Deferred Stock Based Compensation	(159,032)	-
Accumulated Deficit	(5,558,397)	(5,371,114)
Total Stockholders’ Deficit	(800,828)	(724,513)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$323,185	$347,849

The Accompanying Notes Are an Integral Part of these Financial Statements

FEEL GOLF CO., INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	2009	2008

Revenues	$68,864	$174,187

Costs of Sales	28,923	35,203

Gross Profit	39,941	138,984

Operating Expenses
Stock Based Compensation	110,968	-
Salaries	22,828	22,380
Advertising	6,837	7,312
Rent	10,455	10,285
Professional Fees	16,584	6,343
Depreciation	9,492	24,821
Other Selling, General and Administrative Expenses	27,237	58,262
Total Operating Expenses	204,401	129,403

(Loss) Income From Operations	(164,460)	9,581

Other Income and Expenses
Interest Expense	(22,823)	(31,247)
Total Other Income and Expenses	(22,823)	(31,247)

Net Loss From Operations	(187,283)	(21,666)
Provision for Income Taxes	–	–
Net Loss	$(187,283)	$(21,666)

Basic and Diluted Net Loss Per Common Share	$(0.01)	$(0.00)

Number of Common Shares Used to Compute Basic and Diluted Weighted Average	15,845,745	14,569,190

The Accompanying Notes Are an Integral Part of these Financial Statements

FEEL GOLF CO., INC.
CONDENSED STATEMENTS OF CASHFLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	2009	2008
CASH USED IN OPERATING ACTIVITIES
Net Loss	$(187,283)	$(21,666)
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities
Stock Based Compensation	110,968	-
Depreciation	9,492	24,821
Changes in Operating Assets and Liabilities
(Increase) Decrease in Accounts Receivable	19,785	(2,550)
(Increase) Decrease in Barter Receivable, Net	2,350	(8,756)
(Increase) Decrease in Inventory	8,655	12,751
(Increase) Decrease in Prepaid Expenses	(2,507)	(6,636)
Increase (Decrease) in Accounts Payable and Accrued Expenses	6,718	58,274
Increase (Decrease) in Deposits	696	589
NET CASH USED IN OPERATING ACTIVITIES	(31,126)	56,827

CASH USED IN INVESTING ACTIVITIES:
Purchase of Property & Equipment	(2,700)	(561)
NET CASH USED IN FINANCING ACTIVITIES	(2,700)	(561)

CASH PROVIDED BY FINANCING ACTIVITIES:
Net Proceeds from Sale of Common Stock	-	37,501
Repayment of Related Party Notes Payable	(8,023)	(2,525)
Payment on Stock Purchase Transaction	-	(5,774)
Proceeds from Related Party Notes Payable	52,956	27,179
NET CASH PROVIDED BY FINANCING ACTIVITIES	44,933	7,073

NET DECREASE IN CASH & CASH EQUIVALENTS	11,107	63,339
BEGINNING CASH & CASH EQUIVALENTS	5,220	6,606
ENDING CASH & CASH EQUIVALENTS	$16,327	$69,945

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid for Interest	$5,311	$-
Cash Paid for Income Taxes	$-	$-

Non Cash Investing and Financing Activities:
None	$-	$ -

The Accompanying Notes Are an Integral Part of these Financial Statements

FEEL GOLF CO., INC.
CONDENSED FOOTNOTES TO THE FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

NOTE 1 - DESCRIPTION OF BUSINESS

Feel Golf Co., Inc. (the "Company") was incorporated on February 14, 2000 under the laws of the State of California in the United States of America. The Company designs, manufactures and conducts international marketing and sales of its golf clubs and golf club grips.  The Company's products are based on proprietary patented technology that is used to produce golf clubs and golf grips which the Company believes have the best "feel" of any golf clubs and golf grips in the market.

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

NOTE 2 – BASIS OF PRESENTATION

In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flows, and stockholders' equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP").  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses.  Actual results and outcomes may differ from management's estimates and assumptions.

Interim results are not necessarily indicative of results for a full year.  The information included in this Form 10-Q should be read in conjunction with information included n the Form 10-K.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  the Company has an accumulated deficit of $5,558,397 as of March 31, 2009, and had a generated a loss from operations of $187,283 for the three months ended March 31, 2009, which raises substantial doubt about the Company’s ability to continue as a going concern.  There is no guarantee that the Company will achieve profitable operations in the next fiscal year. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 4 – ACCOUNTS RECEIVABLE

The following table provides details on changes within the Company’s allowance for doubtful accounts during the three months ended March 31, 2009 and 2008, respectively.

	2009	2008

Beginning allowance for doubtful accounts	$5,000	$5,000
Additional charge to bad debt expense	-	-
Ending allowance for doubtful accounts	$5,000	$5,000

NOTE 5 – OTHER RECEIVABLE

In accordance with an August 4, 2008 investment banking agreement with Criterion Capital Partners LLC (“Criterion”), the Company is to be reimbursed for certain accounting and legal costs incurred during 2008.  The Company completed a self registration under the Exchange Act of 1933 with the United States Securities and Exchange Commission on February 12, 2009.  As a result, the Company is expecting reimbursement of these costs which totaled $18,137 as of March 31, 2009 and  December 31, 2008, respectively.  The Company has no reason to believe it can not collect on this receivable and is in communications with Criterion regarding collection of the balance and for other business purposes.

NOTE 6 – BARTER RECEIVABLE

The Company is involved in two barter organizations that involve the sale of the Company’s products and the Company has access to goods and services of member organizations of the barter organizations.  As of March 31, 2009 and December 31, 2008, the Company had built up a receivable of goods and services through the barter organizations of $63,277 and $65,577 respectively.

NOTE 7 – INVENTORY

Inventories are stated at the lower of the cost (determined using the first-in, first-out method) and are comprised of the following:

	2008	2007

Raw Materials	$106,282	$114,943
Finished Goods	24,973	24,967
Overhead Allocation	19,349	19,349
	$150,604	$159,259

NOTE 8 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	2008	2007

Furniture & Fixtures	$291,830	$291,830
Office Equipment	81,076	78,376
Trade Show Booth	53,138	53,138
Leasehold Improvements	6,219	6,219
	432,263	429,563
Less: Accumulated Depreciation	(389,874)	(380,382)
	$42,389	$49,181

Depreciation and amortization totaled $9,492 and $24,821 for the three months ended March 31, 2009 and 2008, respectively.

NOTE 9 - RELATED PARTY PAYABLE

On September 30, 2008, the Company entered into a promissory note for $525,826 with the Company’s Chief Executive Officer. The promissory note carries interest at 7% and is due in full on December 31, 2012.

The table below details transactions related to the advances and repayments to the Company's Chief Executive Officer during the year ended December 31, 2008:

Beginning Balance Payable (Principal and Interest), as of December 31, 2007	$539,195
Repayments and Adjustments to Reduce Principal Balance	(8,023)
Accrued Interest	9,304
Advances From Chief Executive Officer	14,406
Ending Balance Payable, as of December 31, 2008	$554,882

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

Interest expense for the three months ended March 31, 2009 and 2008, was $22,823 and $31,247, respectively.

NOTE 10 - STOCKHOLDERS’ EQUITY

Feel Golf Company, Inc. is authorized to issue 100,000,000 shares, in aggregate, consisting of 100,000,000 shares of common stock.  The Company's Certificate of Incorporation authorizes the Board of Directors (the “Board”) to determine the preferences, limitations and relative rights of any class or series of Company preferred stock prior to issuance and each such class or series must be designated with a distinguishing designation prior to issuance. As of March 31, 2009, 15,845,575 shares of the Company’s common stock were issued and outstanding.

On January 2, 2008, a trust controlled by the Company's Chief Executive Officer agreed to convert $1,000,000 in debt the Company owed to the trust into 1,000,000 shares of the Company's common stock.

On March 7, 2009, the Company hired James Crane as its Chief Financial Officer.  Mr. Crane will receive cash compensation on a monthly basis and was awarded 160,000 shares of the Company’s common stock, subject to vesting restrictions.  An initial 80,000 shares of common stock are to be fully vested upon the Company entering into the contract with Mr. Crane.  The remaining 80,000 shares of the Company’s common stock will vest over the twelve month period ending March 22, 2010.  The Company issued 160,000 shares of the Company’s common stock to James Crane on May 3, 2009.  The Company has classified this share issuance as shares to be issued in the accompanying balance sheets.

On March 11, 2009, the Company entered into an Investor Relations Agreement with Cirrus Financial Communications, LLC (“Cirrus”).  In accordance with the Investor Relations Agreement, the Company agreed to issue 110,000 shares of the Company’s common stock to Cirrus immediately. An additional issuance of 140,000 shares of the Company’s common stock will be earned over the subsequent four months beginning on April 13, 2009.  The Company has classified the share issuance of 110,000 shares of the Company’s common stock as shares to be issued in the accompanying balance sheets.

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

The Company's net deferred tax asset as of March 31, 2009 and December 31, 2008 consisted of the following:

	March 31, 2009	December 31, 2008
Net operating loss carry forward	$292,000	$226,000
Valuation allowance	(292,000)	(226,000)
Net deferred tax asset	$-	$-

Total net operating losses of approximately $66,000 generated for the three months ended March 31, 2009 will begin to expire in 2029.

Total net operating losses of approximately $226,000 generated for the year ended December 31, 2008 will begin to expire in 2028.

The components of current income tax expense for the three months ended March 31, 2009 and 2008, consisted of the following:

	March 31, 2009	March 31, 2008
Current federal tax expense	$—	$—
Current state tax expense	—	—
Change in NOL benefits	66,000	-
Change in valuation allowance	(66,000)	-
Income tax expense	$—	$—

               The following is a reconciliation of the provision for income taxes at the United States federal income tax rate to the income taxes reflected in the Statement of Operations:

	March 31, 2009	March 31, 2008
Tax expense (credit) at statutory rate-federal	(35%)	(35%)
State tax expense net of federal tax	(6%)	(6%)
Changes in valuation allowance	41%	41%
Tax expense at actual rate	0%	0%

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

There is no provision for income taxes as of March 31, 2009 and December 31, 2008 due to the significant loss incurred by the Company from July 1, 2008 through March 31, 2009.

NOTE 12 - COMMITMENTS & CONTINGENCIES

Operating Leases

On February 1, 2007, the Company entered into a thirty six month lease agreement with an unrelated party for approximately 5,500 square feet of manufacturing and office space in Salinas, California.  The following table summarizes the Company’s future minimum lease payments under operating lease agreements for the five years subsequent to March 31, 2009:

Year Ended December 31,
2009	$31,366
2010	42,865
2011	43,937
$118,168

The Company recognizes lease expense on a straight-line basis over the life of the lease agreement. Contingent rent expense is recognized as it is incurred. Total rent expense in continuing operations from operating lease agreements was $10,455 and $10,285 for the three months ended March 31, 2009 and 2008, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR RESULTS OF OPERATIONS.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve risks and uncertainties. We generally use words such as “believe,” “may,” “could,” “will,” “intend,” “expect,” “anticipate,” “plan,” and similar expressions to identify forward-looking statements, including statements regarding our ability to continue to create innovative technology products, our ability to continue to generate new business based on our sales and marketing efforts, referrals and existing relationships, our financing strategy and ability to access the capital markets and other risks discussed in our Risk Factor section included in our Form 10-K, as amended, for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on April 23, 2009. Although we believe the expectations expressed in the forward-looking statements included in this Form 10-Q are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause our actual results to differ materially from those expressed in any forward-looking statements. We cannot assure you that the results or developments expected or anticipated by us will be realized or, even if substantially realized, that those results or developments will result in the expected consequences for us or affect us, our business or our operations in the way we expect. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of their dates. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

Company Overview

Our financial statements for the three months ended March 31, 2009 and 2008 reflect net operating losses of $187,283 and $21,666, respectively.  This is based on gross revenues of $68,684 and $174,187.

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

As noted previously, we currently do not have the necessary capital to implement our marketing campaign and if successful in raising sufficient capital for marketing, there can be no assurance that this capital and/or increased marketing efforts will increase revenues.   There can also be no assurance we will be successful in raising sufficient marketing capital to implement this campaign. Assuming we are able to raise sufficient capital in support of our marketing strategy, we plan to develop five distinct sales channels:

*        Direct to Consumer: We plan to use direct response marketing in advertisement and infomercials, running primarily on Golf Channel, websites and national print media.

*        Wholesale Distribution: We plan to employ a well-trained and efficient sales staff to sell and provide ongoing marketing and in-store support to U.S. major golf retailers.

*        Internet Sales: We plan to hire two (2) skilled employees to aggressively market our line of products on the Internet at retail prices on our website.

*        International: Asia is a prominent international market where golf as a sport is rapidly growing. We plan to hire two (2) Company Representatives to be responsible for continuous training our distributors in Asia and Europe, although our international distributors are responsible for their own marketing expenditures.

*        Call Center and Inside Sales: We plan to further assemble an effective in house telemarketing sales force to sell direct to our consumers and handle both inbound and outbound customer communications and sales.

Results of Operations

The following table sets forth our results of the operations for the three months ended on March 31, 2009 and 2008.

Three Months Ended March 31, 2009 and 2008

	March 31, 2009	March 31, 2008	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$68,864	$174,187	$(105,323)	(60)%
Cost of Sales	28,923	35,203	(6,280)	(17)%
Gross Profit	39,941	138,984	(99,043)	(72)%
Operating Expenses	204,401	129,403	74,998	58%
Other Expenses	(22,823)	(31,247)	(8,424)	(27)%
Income Taxes	-	-	-	-%
Net Loss	(187,283)	(21,666)	(165,617)	(764)%

Basic and Fully Diluted Loss Per Common Share	$(0.01)	$(0.00)

Weighted Average Basic and Fully Diluted Common Share Outstanding	15,845,745	14,569,190

Revenues

For the three months ended March 31, 2009, revenues decreased 60% from the three months ended March 31, 2008.  Our sales have been significantly impacted by the overall negative economic climate in late 2008 and early 2009.  Revenues generated by the sales of our golf clubs decreased by approximately $78,000 in 2009 as compared to 2008.  Revenues from golf grip sales decreased by approximately $19,000 in 2009 as compared to 2008. We are intent on implementing a targeted marketing and advertising campaign in 2009 and will focus on expanding sales of our highly profitable golf grip products as opposed to our golf clubs.  However, we will require capital, likely in the form of an equity issuance, if we are to finalize and implement our marketing and advertising plans.  If capital is raised to fund advertising and marketing expenditures then our revenues could increase dramatically.  If we are unable to raise capital then our is intent on maintaining revenues within a similar range as 2008 assuming we are is able to continue operations.

Cost of Sales

For the three months ended March 31, 2009, our costs of sales decreased 17% over the three months ended March 31, 2008. During the three months ended March 31, 2009, we shipped more sold products by sea as opposed to air and implemented a call center at our headquarters in July 2008.  The call center allowed us to sell more products at retail price, as opposed to wholesale price.  Our new targeted marketing and advertising plan will focus on retail pricing opportunities both domestically and abroad.  If our plans are implemented and successful, we believe we can maintain our current gross margins.  However, if wholesale pricing opportunities present themselves, we will likely be aggressive with our pricing in the hope of obtaining significant wholesale contracts which further expand our operations.  If we succeed in obtaining significant wholesale contracts, our gross margins may decrease in 2009.

Gross Profit

For the three months ended March 31, 2009, our gross profit decreased 72% over the three months ended March 31, 2008. Our sales decreased by 60% in 2009, which contributed significantly to the 72% decrease in gross margin in 2009.

Operating Expenses

For the three months ended March 31, 2009, our operating expenses increased by $74,998, or 58%.  Stock based compensation occurred in 2009 as we issued a total of 270,000 shares of our common stock, valued at approximately $270,000, to our investor relations consultants and Chief Financial Officer.  No stock issuances for compensation occurred during the three months ended March 31, 2008.  Stock based compensation was approximately $110,000 in 2009 as compared to $0 in 2008.  In 2009, we began to focus on improving our operating efficiencies and selling through our current contact base and distributors rather than spending significantly on advertising.  However, we incurred substantial additional costs associated with operating as a public company during 2009.  If we are able to raise capital, we expect to increase of expenditures for advertising and marketing purposes in 2009.  Otherwise, management is intent to ensure our other operating expenses are comparable to 2008.

Other Expenses

For the three months ended March 31, 2009, our other expenses decreased $8,424 over the three months ended March 31, 2008. We recorded interest expense on debts owed to a trust controlled by our Chief Executive Officer and a trust controlled by a former member of our Board of Directors. Interest expense on all debts outstanding in 2009 and 2008 was calculated using the simple interest method and a 7% interest rate per annum.  Interest expense decreased in 2009 as compared to 2008 as a result of the decrease in the effective interest rates charged on most of our unsecured credit card debts.

Net Loss

For the three months ended March 31, 2009, our net loss increased 764% over the three months ended March 31, 2008. The net loss was generated by the approximate $110,000 in stock based compensation in 2009 as compared to $0 in 2008.  Additionally, our revenues are not large enough to create a breakeven scenario.  We need capital to expand operations and develop new contacts to function as distributors.  If we are able to raise capital in 2009, then revenue will likely increase as a result of advertising and marketing and a break even scenario will be more likely.

Liquidity and Capital Resources

For the Three Months Ended March 31, 2009 and 2008

At March 31, 2009, we had cash and cash equivalents of $16,327 as compared to cash and cash equivalents of $5,220 as of December 31, 2008. Net cash used in operating activities for the three months ended March 31, 2009 was $(31,126), as compared to net cash provided by operating activities of $56,827 for the three months ended March 31, 2008. This decrease of $87,953, in cash used in operating activities as compared to the comparable period of the prior year is reflective of a decrease in revenues and the resulting cashflows associated with the collection of accounts receivable balances from customers as well as the increased expenditures resulting from the Company operating as a public company in 2009. The Company is incurring approximately $12,000 in additional expenses per quarter as result of being a public company. Additionally, when the stock based compensation is not included in the analysis, our net loss for 2009, decreased to be approximately $76,000. We are intent on conserving the Company’s cash and generating additional revenues and profits through current contacts and distributors. However, if we are successful raising capital we will likely utilize the capital to increase advertising and marketing efforts in the hope that the expenditures will drive sales growth.

Cashflows used in investing activities totaled $2,700 and $561 for the three months ended March 31, 2009 and 2008, respectively. We purchased property and equipment in 2009 and 2008.

Cashflows provided by financing activities totaled $44,933 and $7,073 in 2009 and 2008, respectively.  During the three months ended March 31, 2009, the Company made repayments to a trust controlled by our Chief Executive Officer of $8,023.  The trust also advanced a total of $14,406 during the three months ended March 31, 2009.  In 2008, we raised a total of $37,501 in capital through a private placement.

At the present level of business activity, our ongoing monthly gross operating cash disbursements are expected to average approximately $30,000. As of March 31, 2009, we had negative working capital of $(292,035). Assuming that current sales continue at the average rate experienced during the three months ended March 31, 2009, which was approximately $23,000 per month, and gross operating cash expenditures continue at $30,000 per month; this would give rise to a monthly negative cash flow of approximately $7,000. Actual results may be better or worse than anticipated, depending upon our actual sales results, fundraising success or failure and capital expenditures, in particular, in future months.

FINANCING ACTIVITIES

On February 28, 2009, we entered into a convertible promissory note with an unaffiliated individual for $5,000.  The convertible promissory note carries interest at 7% per annum and is due on demand on November 25, 2009.  Upon maturity and if not paid in full, the convertible promissory note is convertible into our common stock at the current market value of our common stock at the holder’s discretion.

On March 10, 2009, we entered into a short term note payable with a trust controlled by a shareholder for $20,000.  The short term note payable carries interest at 10% per annum and is due in full on December 31, 2009.  The holder of the short term note payable also has an option to convert the outstanding balance on the note subsequent to June 30, 2009.  The conversion price will be calculated based on a 20% discount to the average of the previous 30 days’ closing price of  our common stock.

MATERIAL TRENDS AND UNCERTAINTIES

Should our cash flow shortfalls continue, and should we be unsuccessful in raising capital, it will have an adverse impact on our business, which in turn will have an adverse impact on our financial condition and results of operations. While we are actively assessing our cash flow needs and pursuing multiple avenues of financing and cash flow generation, there can be no assurance that our activities will be successful. If our fundraising efforts are not successful, it is likely that we will not be able to meet our obligations as they come due.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4T.  CONTROLS AND PROCEDURES

a)   Evaluation of Disclosure Controls. Our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended March 31, 2009 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, the CEO concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules based on the material weakness described below:

1.        Management's conclusion is based on, among other things, the audit adjustments recorded for fiscal years 2008 and 2007, and for the lack of segregation of duties and responsibilities within the Organization.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b)   Changes in internal control over financial reporting.  In order to rectify our ineffective disclosure controls and procedures, we are developing a plan to ensure that all information will be recorded, processed, summarized and reported accurately, and as of the date of this report, we have taken the following steps to address the above-referenced material weaknesses in our internal control over financial reporting:

1.	We will continue to educate our management personnel to comply with the disclosure requirements of Securities Exchange Act of 1934 and Regulation S-K; and
2.	We will increase management oversight of accounting and reporting functions in the future.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We may be involved in litigation, negotiation and settlement matters that may occur in our day-to-day operations. Management does not believe the implication of this type of litigation will have a material impact on our financial statements.

ITEM 1A.  RISK FACTORS

Not required for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 7, 2009, we agreed to issue 160,000 to James Crane as compensation pursuant to the terms of his consulting agreement.  Such securities were not registered under the Securities Act of 1933. The issuance of these shares was exempted from registration pursuant to Section 4(2) of the Securities Act of 1933.

On March 11, 2009, we agreed to issue 250,000 to Cirrus Financial as compensation pursuant to the terms of Cirrus' consulting agreement.  Such securities were not registered under the Securities Act of 1933. The issuance of these shares was exempted from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

NONE.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

NONE.

ITEM 5. OTHER INFORMATION.

NONE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.
No.	Description

31.1 31.2
Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
Certification of Chief Financial Officer pursuant to Section 3.02 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(b)     Reports of Form 8-K

On March 6, 2009 we filed a Form 8-K with the SEC based on the resignation of a member of our Board of Directors.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
FEEL GOLF CO., INC. (Registrant)

Date: May 12 , 2009	By:	/s/ Lee Miller
Lee Miller Chief Executive Officer

Date: May 12, 2009	By:	/s/ James Crane
James Crane Chief Financial Officer