Form 10-Q
period 2009-06-30
FEEL GOLF CO INC
filed 2009-08-19
CIK 1141673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

For the transition period from                      to

Commission file number 3330-153699

FEEL GOLF COMPANY, INC.
(Exact name of small business issuer as specified in its charter)

California	77-0532590
State or other jurisdiction of	(IRS Employer
Incorporation or organization	Identification Number)

1354-T Dayton Street Salinas, CA	93901
(Address of principal executive offices)	(Zip Code)

(831) 422-9300
(Issuer’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐   No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes ☑   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 17,128,675 common shares outstanding as of August 18, 2009.

FEEL GOLF COMPANY, INC.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

FEEL GOLF COMPANY, INC.

Balance Sheets

ASSETS

	June 30,	December 31,
	2009	2008
	(Unaudited)
CURRENT ASSETS

Cash	$23,579	$5,220
Accounts Receivable, Net (Note 5)	27,086	33,933
Receivable from Shareholder (Note 6)	17,137	18,137
Barter Receivable (Note 7)	56,859	65,577
Inventory (Note 8)	159,154	159,259
Prepaid Expenses	15,362	12,146

Total Current Assets	299,177	294,272

PROPERTY, PLANT and EQUIPMENT, net	29,542	49,181
OTHER ASSETS, net	3,952	4,396

TOTAL ASSETS	$332,671	$347,849

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts Payable and Accrued Expenses	$358,845	$298,652
Note Payable	5,117	-
Short-Term Related Party Payable	6,716	234,515

Total Current Liabilities	370,678	533,167

LONG-TERM RELATED PARTY NOTES PAYABLE	799,960	539,195

TOTAL LIABILITIES	1,170,638	1,072,362

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.01 par value; 100,000,000 shares
authorized, 16,178,675 and 15,845,575 shares issued
and outstanding as of June 30, 2009 and December 31, 2008	16,179	15,846
Additional Paid-in Capital	4,946,197	4,630,755
Accumulated Deficit	(5,800,343)	(5,371,114)

Total Stockholders' Equity (Deficit)	(837,967)	(724,513)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$332,671	$347,849

The accompanying condensed notes are an integral part of these financial statements.

FEEL GOLF COMPANY, INC.
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

REVENUES	$183,092	$192,632	$251,955	$366,819
COST OF SALES	38,861	40,286	67,783	75,489
GROSS MARGIN	144,231	152,346	184,172	291,330

OPERATING EXPENSES

Stock Based Compensation	49,032	-	160,000	-
Salaries	24,371	26,142	47,199	53,214
Advertising	2,404	10,969	9,241	17,526
Rent	9,685	10,540	20,140	26,023
Professional Fees	30,012	24,453	46,595	26,472
Depreciation and Amortization	13,347	11,894	22,839	36,716
Other Selling, General and Administrative Expenses	229,716	28,778	256,953	91,199

Total Operating Expenses	358,567	112,776	562,967	251,150

INCOME (LOSS) FROM OPERATIONS	(214,336)	39,570	(378,795)	40,180

OTHER INCOME AND (EXPENSE)

Interest expense	(27,610)	(4,313)	(50,434)	(25,787)

NET LOSS BEFORE TAXES	(241,946)	35,257	(429,229)	14,393

Provision for income taxes	-	-	-	(800)

NET INCOME	$(241,946)	$35,257	$(429,229)	$13,593

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.02)	$0.00	$(0.03)	$0.00

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	16,032,363	14,582,308	15,938,969	14,582,308

The accompanying condensed notes are an integral part of these financial statements.

FEEL GOLF COMPANY, INC.
Statements of Stockholders' Equity (Deficit)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2007	13,537,349	$13,537	$2,324,838	$(4,063,002)	$(1,724,627)

Common stock issued in debt conversion
at $1.00 per share	1,000,000	1,000	999,000	-	1,000,000

Common stock issued for cash
at $1.00 per share	77,500	78	77,422	-	77,500

Stock issued for services
at $1.00 per share	1,230,726	1,231	1,229,495	-	1,230,726

Net loss for the year ended
December 31, 2007	-	-	-	(1,308,112)	(1,308,112)

Balance, December 31, 2008	15,845,575	15,846	4,630,755	(5,371,114)	(724,513)

Stock issued for services
at $1.00 per share (unaudited)	310,000	310	309,690	-	310,000

Stock issued for services
at $0.25 per share (unaudited)	23,100	23	5,752	-	5,775

Net loss for the six months
ended June 30, 2009 (unaudited)	-	-	-	(429,229)	(429,229)

Balance, June 30, 2009 (unaudited)	16,178,675	$16,179	$4,946,197	$(5,800,343)	$(837,967)

The accompanying condensed notes are an integral part of these financial statements.

FEEL GOLF COMPANY, INC.
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)	$(429,229)	$13,593
Adjustments to Reconcile Net Income (Loss) to Net
Cash Used by Operating Activities:
Depreciation	22,839	36,716
Stock Issued for Services	315,775	-
Changes in operating assets and liabilities:
Accounts receivable	15,797	(44,764)
Barter Receivable	8,718	(16,606)
Inventory	105	(9,119)
Prepaid Expenses	(3,216)	(15,994)
Accounts Payable and Accrued Expenses	51,243	116,422
Other Assets	444	(438)

Net Cash Provided by (Used in) Operating Activities	(17,524)	79,810

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from Receivable from Shareholder	1,000	-
Purchase of Intangible Assets	-	(44,614)
Purchase of Property and Equipment	(3,200)	(7,244)

Net Cash Used in Investing Activities	(2,200)	(51,858)

CASH FLOWS FROM FINANCING ACTIVITIES

Net Proceeds from Sale of Common Stock	-	77,500
Repayment of Related Party Payable	(49,877)	(133,810)
Repayment of Notes Payable	-	(4,434)
Proceeds from Notes Payable	5,117	-
Proceeds from Related Party Notes Payable	82,843	59,878

Net Cash Provided by (Used in) Financing Activities	38,083	(866)

NET DECREASE IN CASH	18,359	27,086
CASH AT BEGINNING OF PERIOD	5,220	6,606

CASH AT END OF PERIOD	$23,579	$33,692

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$18,272	$25,787
Income Taxes	-	-

NON CASH FINANCING ACTIVITIES
None	-	-

The accompanying condensed notes are an integral part of these financial statements.

FEEL GOLF COMPANY, INC.
CONDENSED FOOTNOTES TO THE FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

NOTE 1 - DESCRIPTION OF BUSINESS

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Recent Accounting Pronouncements

In May 2009, the FASB issued FAS 165, “Subsequent Events”.  This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). FAS 165 requires and entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The adoption of  FAS 165 did not have a material impact on the Company’s financial condition or results of operation.

In June 2009, the FASB issued FAS 166, “Accounting for Transfers of Financial Assets” an amendment of FAS 140. FAS 140 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a transfer on its financial position, financial performance , and cash flows: and a transferor’s continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity’s  first annual reporting period that begins after November 15,  2009. The Company does not expect the adoption of  FAS 166 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R) ”. FAS 167 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provided timely and useful information about an enterprise’s involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity’s  first annual reporting period that begins after November 15,  2009. The Company does not expect the adoption of  FAS 167 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. FAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.The Company does not expect the adoption of  FAS 168 to have an impact on the Company’s results of operations, financial condition or cash flows.

NOTE 4 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has an accumulated deficit of $5,800,343 as of June 30, 2009, and had a generated a loss from operations of $241,946 and $429,229 for the three and six months ended June 30, 2009, respectively, which raises substantial doubt about the Company’s ability to continue as a going concern.  There is no guarantee that the Company will achieve profitable operations in the next fiscal year. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 5 – ACCOUNTS RECEIVABLE

The following table provides details on changes within the Company’s allowance for doubtful accounts during the six months ended June 30, 2009 and 2008, respectively.

	2009	2008

Beginning allowance for doubtful accounts	$5,000	$5,000
Additional charge to bad debt expense	-	-
Ending allowance for doubtful accounts	$5,000	$5,000

NOTE 6 – OTHER RECEIVABLE

In accordance with an August 4, 2008 investment banking agreement with Criterion Capital Partners LLC (“Criterion”), the Company is to be reimbursed for certain accounting and legal costs incurred during 2008.  The Company completed a self registration under the Exchange Act of 1933 with the United States Securities and Exchange Commission on February 12, 2009.  As a result, the Company is expecting reimbursement of these costs which totaled $17,137 and $18,137 as of June 30, 2009 and December 31, 2008, respectively.  The Company has no reason to believe it cannot collect on this receivable.

NOTE 7 – BARTER RECEIVABLE

The Company is involved in two barter organizations that involve the sale of the Company’s products and the Company has access to goods and services of member organizations of the barter organizations.  As of June 30, 2009 and December 31, 2008, the Company had built up a receivable of goods and services through the barter organizations of $56,859 and $65,577 respectively.

NOTE 8 – INVENTORY

Inventories are stated at the lower of the cost (determined using the first-in, first-out method) and are comprised of the following:

	June 30, 2009	December 31, 2008

Raw Materials	$120,533	$114,943
Finished Goods	17,957	24,967
Overhead Allocation	20,664	19,349
	$159,154	$159,259

NOTE 9 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2009	December 31, 2008

Furniture & Fixtures	$290,994	$291,830
Office Equipment	82,472	78,376
Trade Show Booth	53,138	53,138
Leasehold Improvements	6,219	6,219
	432,763	429,563
Less: Accumulated Depreciation	(403,221)	(380,382)
	$29,542	$49,181

Depreciation and amortization totaled $13,347 and $22,839 for the three and six months ended June 30, 2009 and $11,894 and $36,716 for the same periods ended June 30, 2008, respectively.

NOTE 10 - RELATED PARTY PAYABLE

On September 30, 2008, the Company entered into a balloon promissory note for $525,826 with the Company’s Chief Executive Officer. The promissory note carries interest at 7% and the balloon payment is due in full on December 31, 2012.

The table below details transactions related to the advances and repayments to the Company's Chief Executive Officer during the six months ended June 30, 2009:

Beginning Balance Payable (Principal and Interest), as of December 31, 2008	$539,195
Repayments and Adjustments to Reduce Principal Balance	(49,877)
Accrued Interest	18,800
Advances From Chief Executive Officer	35,150
Ending Balance Payable, as of June 30, 2009	$543,268

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

On February 13, 2008, the Company entered into a promissory note for $30,000 with a trust controlled by a member of the Company’s Board of Directors.  The promissory note carries interest at 7% and was due in full on February 12, 2009.  The Company defaulted on this promissory note and as of May 30, 2009 has renegotiated this note into a balloon note that is due on December 31, 2011.  The stated interest rate of this note is seven percent.

On December 31, 2005, the Company entered into a promissory note for $185,198 with a member of the Company’s Board of Directors.  The promissory note carries interest at 7%, required payments on the principle balance outstanding of $2,100 a month and was due in full in approximately March, 2013.  The Company defaulted on this promissory note, which caused the promissory note to be due on demand and as of May 30, 2009 has renegotiated this note into a balloon note that is due on December 31, 2011.  The stated interest rate of this note is seven percent.

On March 10, 2009, the Company entered into a short term note payable with a trust controlled by a shareholder for $20,000.  The short term note payable carries interest at 10% per annum and is due in full on December 31, 2009.  The holder of the short term note payable also has an option to convert the outstanding balance on the note subsequent to June 30, 2009.  The conversion price will be calculated based on a 20% discount to the average of the previous 30 days’ closing price of the Company’s common stock.  As of May 30, 2009 the Company has renegotiated this note into a balloon note and combined it with the two previous notes that were in default.  The balloon note is due on December 31, 2011 and accrues interest at seven percent.

Interest expense for the three and six months ended June 30, 2009 and 2008, was $27,610 and $50,434, respectively.

NOTE 11 - STOCKHOLDERS’ EQUITY

Feel Golf Company, Inc. is authorized to issue 100,000,000 shares, in aggregate, consisting of 100,000,000 shares of common stock.  The Company's Certificate of Incorporation authorizes the Board of Directors (the “Board”) to determine the preferences, limitations and relative rights of any class or series of Company preferred stock prior to issuance and each such class or series must be designated with a distinguishing designation prior to issuance. As of June 30, 2009, 16,178,675 shares of the Company’s common stock were issued and outstanding.

On March 7, 2009, the Company hired James Crane, of Crane & Company, as its Chief Financial Officer.  Mr. Crane received cash compensation on a monthly basis and was awarded 160,000 shares of the Company’s common stock.  The Company issued 160,000 shares of the Company’s common stock to James Crane on May 3, 2009.  The agreement with Crane & Company was terminated on July 27, 2009.

On March 11, 2009, the Company entered into an Investor Relations Agreement with Cirrus Financial Communications, LLC (“Cirrus”).  In accordance with the Investor Relations Agreement, the Company agreed to issue 110,000 shares of the Company’s common stock to Cirrus immediately. An additional issuance of 140,000 shares of the Company’s common stock was to be earned over the subsequent four months beginning on April 13, 2009.  The agreement with Cirrus was terminated as of May 27, 2009 with a total of 150,000 shares being earned and issued.

On May 22, 2009 the Company issued 23,100 shares of restricted common stock to Anslow & Jaclin, the Company’s legal counsel.  The shares were issued as payment for legal services performed.

NOTE 12 - COMMITMENTS & CONTINGENCIES

Operating Leases

On February 1, 2007, the Company entered into a thirty six month lease agreement with an unrelated party for approximately 5,500 square feet of manufacturing and office space in Salinas, California.  The following table summarizes the Company’s future minimum lease payments under operating lease agreements for the five years subsequent to June 30, 2009:

2009	$21,681
2010	42,865
2011	43,937
$108,483

The Company recognizes lease expense on a straight-line basis over the life of the lease agreement. Contingent rent expense is recognized as it is incurred. Total rent expense in continuing operations from operating lease agreements was $9,685 and $20,140 for the three and six months ended June 30, 2009.

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

On May 30, 2009 the Company renegotiated a promissory note of $256,692 with a trust controlled by a member of the Company’s Board of Directors.  The new promissory note is a balloon note with payment due on December 31, 2011.  The note carries interest at 7% per annum.

As of June 30, 2009 the Company has a promissory note of $543,268 with the Company’s Chief Executive Officer. The promissory note is a balloon note that matures on December 31, 2012.  The stated interest rate on the loan is 7% per annum.

NOTE 14 – STOCK BASED COMPENSATION

The Company recognizes stock issued to employees and officers of the Company either in lieu of salary or as a bonus as stock based compensation.  On March 7, 2009 the Company agreed to issue 160,000 shares of common stock to its acting CFO, Crane & Company, in exchange for services performed.  The total estimated value of these shares was $160,000.  Accordingly, the Company recognized stock based compensation expense of $160,000 during the six months ended June 30, 2009.

NOTE 15 – SUBSEQUENT EVENTS

On July 23, 2009 the Company issued a total of 950,000 shares of restricted common stock to various employees as compensation.  The shares were issued for services to be performed subsequent to the issuance thus no deferred compensation was recorded during the six months ended June 30, 2009.

On July 27, 2009 the Company signed an agreement with Security Research Associates, Inc. (SRA) to perform various investment banking services.  The Company has agreed to pay SRA an upfront retainer fee of 100,000 shares of common stock, has agreed to reimburse expenses up to $15,000 and various other fees related to the successful completion of aforementioned mergers and financing activities completed by the Company.  The agreement will expire on October 30, 2009.

On August 3, 2009 the Company entered into an agreement with Caldwell Golf Corporation to purchase 100% of the assets of Caldwell Golf Corporation.  The asset purchase come with no assumption of the liabilities of Caldwell Golf Corporation.  In exchange for the assets, the Company agrees to issue 1,250,000 shares of restricted common stock.  The Company further agrees to pay the seller a net earned royalty of 10% of the sales of the acquired assets in an amount not to exceed $250,000.

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

Company Overview

Our financial statements for the three and six months ended June 30, 2009 and 2008 reflect net operating losses of $241,946 and $429,229 for 2009 and net operating income of $35,257 and $13,593, respectively.  This is based on gross revenues of $68,684 and $174,187 in 2009 and $192,632 and $366,819 in 2008.

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

Results of Operations

The following table sets forth our results of the operations for the three and six months ended on June 30, 2009 and 2008.

Three Months Ended June 30, 2009 and 2008

	June 30, 2009	June 30, 2008	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$183,092	$192,632	$(9,540)	(5)%
Cost of Sales	38,861	40,286	(1,425)	(4)%
Gross Profit	144,231	152,346	(8,115)	(5)%
Operating Expenses	358,567	112,776	245,791	218%
Other Expenses	(27,610)	(4,313)	23,297	540%
Income Taxes	-	-	-	-%
Net Loss	(241,946)	35,257	(277,203)	(786)%

Basic and Fully Diluted Loss Per Common Share	$(0.02)	$(0.00)

Weighted Average Basic and Fully Diluted Common Share Outstanding	16,032,363	14,582,308

Six Months Ended June 30, 2009 and 2008

	June 30, 2009	June 30, 2008	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$251,955	$366,819	$(114,864)	(31)%
Cost of Sales	67,783	75,489	(7,706)	(10)%
Gross Profit	184,172	291,330	(107,158)	(37)%
Operating Expenses	562,967	251,150	311,817	124%
Other Expenses	(50,434)	(26,587)	23,847	90%
Income Taxes	-	-	-	-%
Net Loss	(429,229)	13,593	(442,822)	(3,256)%

Basic and Fully Diluted Loss Per Common Share	$(0.03)	$(0.00)

Weighted Average Basic and Fully Diluted Common Share Outstanding	15,938,969	14,582,308

Revenues

For the three and six months ended June 30, 2009, revenues decreased 5% and 31% from the three and six months ended June 30, 2008.  The Company's sales have been significantly impacted by the overall negative economic climate in late 2008 and into 2009.  Revenues generated by the sales of the Company’s golf clubs increase by approximately $62,400 in the three months ended June 30, 2009 as compared to 2008.  Revenues from golf grip sales decreased by approximately $52,500 in the three months ended June 30, 2009 as compared to 2008. The Company is intent on implementing a targeted marketing and advertising campaign in 2009 and will focus on expanding sales of its highly profitable golf grip products as opposed to its golf clubs.  However, the Company will require capital, likely in the form of an equity issuance, if it is to finalize and implement its marketing and advertising plans.  If capital is raised to fund advertising and marketing expenditures then the Company's revenues could increase dramatically.  If the Company is unable to raise capital then the Company is intent on maintaining revenues within a similar range as 2008 assuming the Company is able to continue operations.

Cost of Sales

For the three and six months ended June 30, 2009, our costs of sales decreased 4% and 10% over the three and six months ended June 30, 2008. During the six months ended June 30, 2009, we imported more product by air than by sea and implemented a call center at our headquarters in July 2008.  The call center allowed us to sell more products at retail price, as opposed to wholesale price.  Our new targeted marketing and advertising plan will focus on retail pricing opportunities both domestically and abroad.  If our plans are implemented and successful, we believe we can maintain our current gross margins.  However, if wholesale pricing opportunities present themselves, we will likely be aggressive with our pricing in the hope of obtaining significant wholesale contracts which further expand our operations.  If we succeed in obtaining significant wholesale contracts, our gross margins may decrease in 2009.

Gross Profit

For the three and six months ended June 30, 2009, our gross profit decreased 5% and 37% over the same periods ended June 30, 2008. Our sales decreased by 5% and 31% in 2009, which contributed significantly to the 5% and 37% decrease in gross margin in 2009.

Operating Expenses

For the three and six months ended June 30, 2009, our operating expenses increased by $245,791 and $311,817, or 218% and 124%.  Stock based compensation occurred in 2009 as we issued a total of 160,000 shares of our common stock, valued at approximately $160,000, to Chief Financial Officer.  Stock based compensation was approximately $160,000 in 2009 as compared to $0 in 2008.  In addition to stock based compensation, the Company issued stock for consulting and legal services totaling approximately $156,000 during the six months ended June 30, 2009.  These expenses combined with the stock based compensation account for a majority of the increased operating expenses.

In 2009, we began to focus on improving our operating efficiencies and selling through our current contact base and distributors rather than spending significantly on advertising.  However, we incurred substantial additional costs associated with operating as a public company during 2009.  If we are able to raise capital, we expect to increase of expenditures for advertising and marketing purposes in 2009.  Otherwise, management is intent to ensure the Company’s other operating expenses are comparable to 2008.

Other Expenses

For the three and six months ended June 30, 2009, our other expenses increased $23,297 and $23,847 over the three and six months ended June 30, 2008. We recorded interest expense on debts owed to a trust controlled by our Chief Executive Officer and a trust controlled by a former member of the Company's Board of Directors. Interest expense on all debts outstanding in 2009 and 2008 was calculated using the simple interest method and a 7% interest rate per annum.  Interest expense decreased in the second quarter of 2009 as compared to the first quarter of 2009 as a result of the decrease in the effective interest rates charged on most of the Company's unsecured credit card debts.

Net Loss

For the three and six months ended June 30, 2009, our net loss increased 786% and 3,258% over the same periods ended June 30, 2008. The net loss was generated by the approximate $315,775 in stock based compensation and services in 2009 as compared to $0 in 2008.  Additionally, our revenues are not large enough to create a breakeven scenario.  We need capital to expand operations and develop new contacts to function as distributors.  If we are able to raise capital in 2009, then revenue will likely increase as a result of advertising and marketing and a break even scenario will be more likely.

Liquidity and Capital Resources

For the Six Months Ended June 30, 2009 and December 31, 2008

At June 30, 2009, we had cash and cash equivalents of $23,579 as compared to cash and cash equivalents of $5,220 as of December 31, 2008. Net cash used in operating activities for the six months ended June 30, 2009 was $17,524, as compared to net cash provided by operating activities of $79,810 for the six months ended June 30, 2008.  This decrease of $97,334, in cash used in operating activities as compared to the comparable period of the prior year is reflective of a decrease in revenues and the resulting cash flows associated with the collection of accounts receivable balances from customers as well as the increased expenditures resulting from the Company operating as a public company in 2009.  The Company is incurring approximately $12,000 in additional expenses per month as result of being a public company.  Additionally, when the stock based compensation and services paid in stock is not included in the analysis, our net loss for 2009, decreased to be approximately $106,000.  We are intent on conserving the Company’s cash and generating additional revenues and profits through current contacts and distributors.  However, if we are successful raising capital we will likely utilize the capital to increase advertising and marketing efforts in the hope that the expenditures will drive sales growth.

Cash flows used in investing activities totaled $2,200 and $51,858 for the six months ended June 30, 2009 and 2008, respectively. We purchased property and equipment in 2009 and 2008.

Cash flows provided by financing activities totaled $38,083 during the six months ended June 30, 2009 as compared to net cash used in financing activities of $866 in 2008.  During the six months ended June 30, 2009, the Company made repayments to a trust controlled by our Chief Executive Officer of $41,854.  The trust also advanced a total of $20,744 during the same period.  No cash was raised through the sale of stock during the six months ended June 30, 2009 as compared to 77,500 in 2008.

At the present level of business activity, our ongoing monthly gross operating cash disbursements are expected to average approximately $30,000. As of June 30, 2009, we have negative working capital of $71,501.

FINANCING ACTIVITIES

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

On March 10, 2009, the Company entered into a short term note payable with a trust controlled by a shareholder for $20,000.  The short term note payable carries interest at 10% per annum and is due in full on December 31, 2009.  The holder of the short term note payable also has an option to convert the outstanding balance on the note subsequent to June 30, 2009.  The conversion price will be calculated based on a 20% discount to the average of the previous 30 days’ closing price of the Company’s common stock.  This note was subsequently renegotiated on May 30, 2009 with other notes held by the same party into a balloon note with a 7% per annum interest rate due on December 31, 2011.

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

ITEM 4T.  CONTROLS AND PROCEDURES

a)   Evaluation of Disclosure Controls. Our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended June 30, 2009 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, the CEO concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules based on the material weakness described below:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 22, 2009, we agreed to issue 23,100 shares of common stock to Anslow Jaclin in exchange for legal services provided.  Such securities were not registered under the Securities Act of 1933. The issuance of these shares was exempted from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

NONE.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

NONE.

ITEM 5. OTHER INFORMATION.

NONE.

Item 6. Exhibits and Reports of Form 8-K.

(a)           Exhibits

                31.1    Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

                32.1     Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)           Reports of Form 8-K

On April 3, 2009, the Company filed a Form 8-k with the SEC for the change in accountant.

On June 25, 2009, the Company filed a Form 8-k with the SEC for its investment agreement with Auctus.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEEL GOLF COMPANY, INC. (Registrant)

Date: August 18, 2009	By:	/s/ Lee Miller
Lee Miller Chief Executive Officer and Chief Financial Officer