Form 10-Q
period 2009-09-30
FEEL GOLF CO INC
filed 2009-11-16
CIK 1141673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 19,206,175 common shares outstanding as of November 16, 2009.

FEEL GOLF COMPANY, INC.

 PART I — FINANCIAL INFORMATION

Index to Financial Statements

BALANCE SHEETS	F-2

STATEMENTS OF OPERATIONS	F-3

STATEMENTS OF CASH FLOWS	F-4

NOTES TO THE FINANCIAL STATEMENTS	F-5

FEEL GOLF COMPANY, INC.
Balance Sheets

ASSETS
	September 30,	December 31,
	2009	2008
	(Unaudited)
CURRENT ASSETS

Cash	$2,737	$5,220
Accounts Receivable, Net (Note 5)	1,637	33,933
Receivable from Shareholder (Note 6)	17,137	18,137
Barter Receivable (Note 7)	56,759	65,577
Non-trade Receivable	24,089	-
Inventory (Note 8)	2,018,759	159,259
Prepaid Expenses	56,667	12,146

Total Current Assets	2,177,785	294,272

PROPERTY, PLANT and EQUIPMENT, net	555,311	49,181
OTHER ASSETS, net
Intellectual Property	871,620	-
Other Assets	3,952	4,396

TOTAL ASSETS	$3,608,668	$347,849

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts Payable and Accrued Expenses	$377,053	$298,652
Note Payable	5,205	-
Short-Term Related Party Payable	-	234,515

Total Current Liabilities	382,258	533,167

LONG-TERM RELATED PARTY NOTES PAYABLE	801,009	539,195

TOTAL LIABILITIES	1,183,267	1,072,362

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.01 par value; 100,000,000 shares
authorized, 19,206,175 and 15,845,575 shares issued and
outstanding as of September 30, 2009 and December 31, 2008	19,206	15,846
Additional Paid-in Capital	8,508,052	4,630,755
Accumulated Deficit	(6,101,857)	(5,371,114)

Total Stockholders' Equity (Deficit)	2,425,401	(724,513)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$3,608,668	$347,849

The accompanying condensed notes are an integral part of these financial statements.

FEEL GOLF COMPANY, INC.
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

REVENUES, NET	$127,061	$151,462	$378,919	$517,843
COST OF SALES	58,939	142,089	125,406	217,578
GROSS PROFIT	68,122	9,373	253,513	300,265

OPERATING EXPENSES

Salaries	113,459	40,701	177,903	93,915
Advertising	4,190	33,652	13,431	52,860
Rent	9,300	15,455	29,440	36,280
Professional Fees	182,112	1,257,879	577,900	1,312,926
Depreciation and Ammortization	10,825	9,539	33,664	28,523
Other Selling, General and Administrative Expenses	33,104	72,276	77,512	156,948

Total Operating Expenses	352,990	1,429,502	909,850	1,681,452

LOSS FROM OPERATIONS	(284,868)	(1,420,129)	(656,337)	(1,381,187)

OTHER INCOME AND (EXPENSE)

Interest income	-	-	97	316
Interest expense	(24,069)	(26,766)	(74,503)	(52,432)

NET LOSS BEFORE TAXES	(308,937)	(1,446,895)	(730,743)	(1,433,303)

Provision for income taxes	-	-	-	-

NET LOSS	$(308,937)	$(1,446,895)	$(730,743)	$(1,433,303)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.02)	$(0.10)	$(0.04)	$(0.10)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	17,796,054	14,582,308	16,626,581	14,596,021

The accompanying condensed notes are a integral part of these financials statements.

FEEL GOLF COMPANY, INC.
Statements of Stockholders' Equity (Deficit)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2007	13,537,349	$13,537	$2,324,838	$(4,063,002)	$(1,724,627)

Common stock issued in debt conversion
at $1.00 per share	1,000,000	1,000	999,000	-	1,000,000

Common stock issued for cash
at $1.00 per share	77,500	78	77,422	-	77,500

Stock issued for services
at $1.00 per share	1,230,726	1,231	1,229,495	-	1,230,726

Net loss for the year ended
December 31, 2007	-	-	-	(1,308,112)	(1,308,112)

Balance, December 31, 2008	15,845,575	15,846	4,630,755	(5,371,114)	(724,513)

Stock issued for services
at $1.00 per share (unaudited)	310,000	310	309,690	-	310,000

Stock issued for services
at $0.25 per share (unaudited)	710,600	710	176,940	-	177,650

Stock issued for services
at $0.05 per share (unaudited)	750,000	750	36,750	-	37,500

Stock issued for services
at $0.05 per share (unaudited)	200,000	200	45,800	-	46,000

Stock issued for services
at $0.10 per share (unaudited)	50,000	50	4,950	-	5,000

Stock issued for services
at $0.33 per share (unaudited)	90,000	90	29,910	-	30,000

Stock issued for purchase of assets
at $2.62 per share (unaudited)	1,250,000	1,250	3,273,257	-	3,274,507

Net loss for the nine months
ended September 30, 2009 (unaudited)	-	-	-	(730,743)	(730,743)

Balance, September 30, 2009 (unaudited)	19,206,175	$19,206	$8,508,052	$(6,101,857)	$2,425,401

The accompanying condensed notes are an integral part of these financial statements.

FEEL GOLF COMPANY, INC.
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)	$(730,743)	$(1,433,303)
Adjustments to Reconcile Net Income (Loss) to Net
Cash Used by Operating Activities:
Depreciation	33,664	28,521
Stock Issued for Services	606,150	1,230,726
Changes in operating assets and liabilities:
Accounts receivable	8,207	10,362
Barter Receivable	8,818	(3,648)
Inventory	19,153	71,658
Prepaid Expenses	(44,521)	(3,508)
Accounts Payable and Accrued Expenses	78,401	125,085
Other Assets	444	2,701

Net Cash Provided by (Used in) Operating Activities	(20,427)	28,594

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from Receivable from Shareholder	1,000	-
Purchase of Property and Equipment	(15,562)	(12,121)

Net Cash Used in Investing Activities	(14,562)	(12,121)

CASH FLOWS FROM FINANCING ACTIVITIES

Net Proceeds from Sale of Common Stock	-	77,500
Repayment of Related Party Payable	(73,987)	(134,949)
Repayment of Notes Payable	-	(5,774)
Proceeds from Notes Payable	5,205	-
Proceeds from Related Party Notes Payable	101,288	50,190

Net Cash Provided by (Used in) Financing Activities	32,506	(13,033)

NET INCREASE (DECREASE) IN CASH	(2,483)	3,440
CASH AT BEGINNING OF PERIOD	5,220	6,606

CASH AT END OF PERIOD	$2,737	$10,046

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$18,272	$-
Income Taxes	-	-

NON CASH FINANCING ACTIVITIES
Common stock issued for purchase of assets	$3,275,507	$-
Debt conversion	-	1,000,000

The accompanying condensed notes are an integral part of these financial statements.

FEEL GOLF COMPANY, INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

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

NOTE 2 – BASIS OF PRESENTATION

In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flows, and stockholders' equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP").  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses.  Actual results and outcomes may differ from management's estimates and assumptions. Management has reviewed and evaluated material subsequent events from the balance sheet date of September 30, 2009, through the financial statements issue date of November 16, 2009.  All appropriate subsequent event disclosures have been made in the notes to our unaudited condensed financial statements.

Interim results are not necessarily indicative of results for a full year.  The information included in this Form 10-Q should be read in conjunction with information included in the Form 10-K for our year ended December 31, 2008.

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

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, to address some of the application issues under SFAS 141(R). The FSP deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability’s fair value on the date of acquisition can be determined. When the fair value cannot be determined, the FSP requires using the guidance under SFAS No. 5, Accounting for Contingencies, and FASB Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of a Loss. This FSP was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The adoption of this FSP has not had a material impact on our financial position, results of operations, or cash flows.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009. The adoption of this FSP has not had a material impact on our financial position, results of operations, or cash flows.

FEEL GOLF COMPANY, INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP is effective for interim and annual reporting periods ending after June 15, 2009. The Company currently does not have any financial assets that are other-than-temporarily impaired.

In May 2009, the FASB issued FAS 165, “Subsequent Events”.  This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). FAS 165 requires an entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The adoption of FAS 165 did not have a material impact on the Company’s financial condition or results of operation.

In June 2009, the FASB issued FAS 166, “Accounting for Transfers of Financial Assets” an amendment of FAS 140. FAS 140 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a transfer on its financial position, financial performance, and cash flows: and a transferor’s continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 166 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R)”. FAS 167 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provided timely and useful information about an enterprise’s involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity’s  first annual reporting period that begins after November 15,  2009. The Company does not expect the adoption of FAS 167 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. FAS 168 has become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.The Company’s adoption of FAS 168 will not have an impact on the Company’s results of operations, financial condition or cash flows.

Reclassification of Financial Statement Accounts

Certain amounts in the September 30, 2008 financial statements have been reclassified to conform to the presentation in the September 30, 2009 financial statements.

NOTE 4 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has an accumulated deficit of $6,101,857 as of September 30, 2009, and generated a loss from operations of $730,743 for the nine months ended September 30, 2009 which raises substantial doubt about the Company’s ability to continue as a going concern.  There is no guarantee that the Company will achieve profitable operations in the next fiscal year. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

FEEL GOLF COMPANY, INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

NOTE 4 – GOING CONCERN (CONTINUED)

The future of the Company is dependent upon its ability to obtain debt or equity financing and the profitable expansion of the Company's operations. Management has plans to seek additional capital through a private placement or public offering of its common stock.  The Company has an extensive marketing plan that it hopes to implement in 2010 and expects the marketing plan will generate increased sales with new customers and will reach new demographics.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 5 – ACCOUNTS RECEIVABLE

The following table provides details on changes within the Company’s allowance for doubtful accounts during the nine months ended September 30, 2009 and 2008, respectively.

	2009	2008

Beginning allowance for doubtful accounts	$5,000	$-0-
Additional charge to bad debt expense	-	-
Ending allowance for doubtful accounts	$5,000	$-0-

 NOTE 6 – OTHER RECEIVABLE

In accordance with an August 4, 2008 investment banking agreement with Criterion Capital Partners LLC (“Criterion”), the Company is to be reimbursed for certain accounting and legal costs incurred during 2008.   As a result, the Company is expecting reimbursement of these costs which totaled $17,137 and $18,137 as of September 30, 2009 and December 31, 2008, respectively.

NOTE 7 – BARTER RECEIVABLE

The Company is involved in two barter organizations that involve the sale of the Company’s products and the Company has access to goods and services of member organizations of the barter organizations.  As of September 30, 2009 and December 31, 2008, the Company had built up a receivable of goods and services through the barter organizations of $56,759 and $65,577 respectively.

NOTE 8 – INVENTORY

Inventories are stated at the lower of the cost (determined using the first-in, first-out method) and are comprised of the following:

	September 30, 2009	December 31, 2008

Raw Materials	$1,571,974	$114,943
Finished Goods	446,785	44,316
	$2,018,759	$159,259

The dramatic increase in inventory is due to the purchase of inventory from Caldwell Golf Corporation detailed in footnote 13.

FEEL GOLF COMPANY, INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

NOTE 9 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2009	December 31, 2008

Furniture & Fixtures	$303,296	$291,830
Production and Office Equipment	606,704	78,376
Trade Show Booth	53,138	53,138
Leasehold Improvements	6,219	6,219
	969,357	429,563
Less: Accumulated Depreciation	(414,046)	(380,382)
	$555,311	$49,181

Depreciation and amortization totaled $10,825 and $33,664 for the three and nine months ended September 30, 2009 and $9,539 and $28,523 for the same periods ended September 30, 2008, respectively.

NOTE 10 - RELATED PARTY TRANSACTIONS

On September 30, 2008, the Company entered into a balloon promissory note for $525,826 with the Company’s Chief Executive Officer. The promissory note carries interest at 7% and the balloon payment is due in full on December 31, 2012.

The table below details transactions related to the advances and repayments to the Company's Chief Executive Officer during the nine months ended September 30, 2009:

Beginning Balance Payable (Principal and Interest), as of December 31, 2008	$539,195
Repayments and Adjustments to Reduce Principal Balance	(73,987)
Accrued Interest	28,115
Advances From Chief Executive Officer	39,529
Ending Balance Payable, as of September 30, 2009	$532,853

The below table details the notes currently held by related parties.

	Balance	Balance	Maturity
Name	9/30/09	12/31/08	Date

Miller Family Trust 7% Loan	$532,853	$539,195	12/31/2012
Mitchell Family Trust 7% Loan	-	202,678	12/31/2011
Mitchell Family Trust 7% Loan	-	31,837	12/31/2011
Mitchell Family Trust 7% Loan	-	-	12/31/2011
Mitchell Family Trust 7% Balloon Note	268,157		12/31/2011

	$801,009	$773,710

Interest expense for the three and nine months ended September 30, 2009 was $24,069 and $74,503, respectively. Interest expense for the three and nine months ended September 30, 2008 was $26,766 and $52,432, respectively.

On March 7, 2009, the Company hired an outside consultant as its Chief Financial Officer who was awarded 160,000 shares of the Company’s common stock.  The Company issued 160,000 shares of the Company’s restricted common stock on May 3, 2009.  The agreement with the consultant was terminated on July 27, 2009.  The transaction was recorded at $160,000, based on the value of the shares issued.

FEEL GOLF COMPANY, INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

NOTE 11 - STOCKHOLDERS’ EQUITY (DEFICIT)

On March 11, 2009, the Company entered into an Investor Relations Agreement with Cirrus Financial Communications, LLC (“Cirrus”).  In accordance with the Investor Relations Agreement, the Company agreed to issue 110,000 shares of the Company’s common stock to Cirrus immediately. An additional issuance of 140,000 shares of the Company’s restricted common stock was to be earned over the subsequent four months beginning on April 13, 2009.  The agreement with Cirrus was terminated as of May 27, 2009 with a total of 150,000 shares being earned and issued. The transaction was recorded at $150,000 based on the value of the shares issued.

On May 22, 2009 the Company issued 23,100 shares of restricted common stock to the Company’s legal counsel.  The shares were issued as payment for legal services totaling $5,775 and the transaction was recorded based on the value of the services performed.

On July 23, 2009 the Company issued 450,000 shares of restricted common stock to members of the board of directors in exchange for their services and an additional 300,000 to employees for services and these transactions were recorded at $37,500 based on the value of the shares issued.

On July 29, 2009 the Company issued 200,000 shares of restricted common stock to an employee in exchange for their services and this transaction was recorded at $46,000 based on the value of the shares issued.

On August 6, 2009 the Company issued 50,000 shares of restricted common stock to J&J Consultants, LLC and 100,000 shares of restricted common stock to Security Research Associates, Inc in exchange for services provided.  These transactions were recorded at $30,000 based on the value of the services performed.

On August 6, 2009 the Company issued 1,250,000 shares of restricted common stock to purchase assets from Caldwell Golf Corporation and additional 100,000 shares of restricted common stock to Franklin Gage for services associated with the purchase.  The transaction with Caldwell Golf Corporation was recorded at $3,274,505 based on the appraised value of the assets received, as described in Note 13. The transaction with Franklin Gage was recorded at $25,000 based on the value of the services performed.

On August 24, 2009 the Company issued 577,500 total shares of restricted common stock to the following: Anslow & Jaclin (87,500), Aquiline Group (300,000), The Media Group (100,000), and Golfing Magazine (90,000) for services provided and/or to be provided to the Company.  These transactions were recorded at $151,875 based on the value of the services provided or to be provided.

NOTE 12 - COMMITMENTS & CONTINGENCIES

Operating Leases

On February 1, 2007, the Company entered into a thirty six month lease agreement with an unrelated party for approximately 5,500 square feet of manufacturing and office space in Salinas, California.  The following table summarizes the Company’s future minimum lease payments under operating lease agreements for the five years subsequent to September 30, 2009:

2009	$12,381
2010	42,865
2011	43,937
Thereafter	-0-
$99,183

The Company recognizes rent expense on a straight-line basis over the life of the lease agreement. Contingent rent expense is recognized as it is incurred. Total rent expense in continuing operations from operating lease agreements were $9,300 and $29,440 for the three and nine months ended September 30, 2009. Total rent expense in continuing operations from operating lease agreements were $15,455 and $36,280 for the three and nine months ended September 30, 2008.

FEEL GOLF COMPANY, INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

NOTE 12 - COMMITMENTS & CONTINGENCIES (CONTINUED)

Litigation

The Company may be involved from time to time in ordinary litigation that will not have a material effect on its operations or finances. The Company is not aware of any pending or threatened litigation against the Company or the Company's officers and directors in their capacity as such that could have a material impact on the Company's operations or finances.

NOTE 13 – ASSET PURCHASE AGREEMENT

On August 3, 2009 the Company entered into an asset purchase agreement with Caldwell Golf Corporation (“Caldwell”) to purchase 100% of the product inventory, its rights, title, and interest as well as specific tangible and intangible assets in exchange for one million two hundred fifty thousand (1,250,000) shares of the Company’s common stock.  The Company reported this event in the 8K filed August 5, 2009.

The tangible acquired assets include Caldwell’s;
•	golf club inventory,
•	components, golf club heads, hand tools, fixtures,
•	production tooling for Caldwell Golf, etc.,
•	miscellaneous items including, production assembly tables, storage racks, pallet jacks, and fork lifts.

The intangible acquired assets include Caldwell’s
•	Company patents,
•	Company trademarks
•	Research & Development product files

The Company valued the total purchase of the assets at $3,274,505 based on a fair market valuation obtained from a qualified third party business valuation specialist.  The Company received inventory valued at $1,878,653 of inventory, $524,232 of property and equipment, and $871,620 in patents, and trademarks and other intangible assets.  These valuations were conducted pursuant to the Uniform Standards of Professional Valuation Practice (USAP), the code of Ethics and Business Valuation Standards of the Institute of Business Analysts, and the regulations of the Financial Accounting Standards Board (FASB).

The Company accounted for this transaction as an asset purchase as opposed to a business acquisition on the grounds that the primary revenue-producing activity of Caldwell Golf, Corp did not remain generally the same.  Prior to the acquisition, Caldwell Golf was primarily a research and development firm.  The Company purchased the assets as a means to bring Caldwell Golf’s developed patents to market and not to continue to develop new technologies.

NOTE 14 – FAIR VALUE OF ASSETS AND LIABILITIES

Determination of Fair Value

At September 30, 2009, the Company calculated the fair value of its assets and liabilities for disclosure purposes only.

Valuation Hierarchy

ASC 820 establishes a three-level valuation hierarchy for the use of fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date:

Level 1:     Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. Level 1 assets and liabilities include debt and equity securities and derivative financial instruments actively traded on exchanges, as well as U.S. Treasury securities and U.S. Government and agency mortgage-backed securities that are actively traded in highly liquid over the counter markets.

FEEL GOLF COMPANY, INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

NOTE 14 – FAIR VALUE OF ASSETS AND LIABILITIES (CONTINUED)

Level 2:     Observable inputs other than Level 1 prices such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs that are observable or can be corroborated, either directly or indirectly, for substantially the full term of the financial instrument. Level 2 assets and liabilities include debt instruments that are traded less frequently than exchange traded securities and derivative instruments whose model inputs are observable in the market or can be corroborated by market observable data. Examples in this category are certain variable and fixed rate non-agency mortgage-backed securities, corporate debt securities and derivative contracts.

Level 3:    Inputs to the valuation methodology are unobservable but significant to the fair value measurement. Examples in this category include interests in certain securitized financial assets, certain private equity investments, and derivative contracts that are highly structured or long-dated.

Application of Valuation Hierarchy

A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following is a description of the valuation methodology used to measure fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Notes Payable – Related Party & Other Notes Payable:     Market prices are not available for the Company's loans due to related parties, nor are market prices of similar loans available. The Company assessed that the fair value of this asset approximates its carrying value.

The method described above may produce a current fair value calculation that may not be indicative of net realizable value or reflective of future fair values. If readily determined market values became available or if actual performance were to vary appreciably from assumptions used, assumptions may need to be adjusted, which could result in material differences from the recorded carrying amounts. The Company believes its method of determining fair value is appropriate and consistent with other market participants. However, the use of different methodologies or different assumptions to value certain financial instruments could result in a different estimate of fair value.

The following tables present the fair value of financial instruments as of September 30, 2009, by caption on the condensed balance sheet and by ASC 820 valuation hierarchy described above.

Assets and liabilities measured at fair
value on a recurring and nonrecurring				Total
basis at September 30, 2009:				Carrying
Nonrecurring:	Level 1	Level 2	Level 3	Value
Notes Payable – Related Party	-	-	$(801,009)	$(801,009)
Other Notes Payable	-	-	(5,205)	(5,205)
Total assets and liabilities at fair value	$-	$-	$65,406	$65,406

Level 3 Reconciliation:	Notes Payable – Related Party	Other Notes Payable
Level 3 assets and liabilities at December 31, 2008:	$(773,710)	$-
Purchases, sales, issuances and settlements (net)	(27,299)	(5,205)
Total level 3 assets and liabilities at September 30, 2009	$(801,009)	$(5,205)

NOTE 16 – SUBSEQUENT EVENT

On November 1, 2009, the Company approved the issuance of 200,000 shares of restricted common stock to J&J Consultants for services to be performed for the Company.

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

Company Overview

Our financial statements for the three and nine months ended September 30, 2009 and 2008 reflect net operating losses of $284,868 and $656,337 for 2009 and $1,420,195and $1,381,187, respectively.  This is based on gross revenues of $126,964 and $378,919 for the three and nine months ended September 30, 2009, respectively and $151,755 and $523,453 for the three and nine months ended September 30, 2008, respectively.

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

As noted previously, we currently do not have the necessary capital to implement our marketing campaign and if successful in raising sufficient capital for marketing, there can be no assurance that this capital and/or increased marketing efforts will increase revenues.   There can also be no assurance we will be successful in raising sufficient marketing capital to implement this campaign. Assuming we are able to raise sufficient capital in support of our marketing strategy, we plan to develop five distinct sales channels:

•	Direct to Consumer: We plan to use direct response marketing in advertisement and infomercials, running primarily on Golf Channel, websites and national print media.

•	Wholesale Distribution: We plan to employ a well-trained and efficient sales staff to sell and provide ongoing marketing and in-store support to U.S. major golf retailers.

•	Internet Sales: We plan to hire two (2) skilled employees to aggressively market our line of products on the Internet at retail prices on our website.

•
International: Asia is a prominent international market where golf as a sport is rapidly growing. We plan to hire two (2) Company Representatives to be responsible for continuous training our distributors in Asia and Europe, although our international distributors are responsible for their own marketing expenditures.

•
Call Center and Inside Sales: We plan to further assemble an effective in house telemarketing sales force to sell direct to our consumers and handle both inbound and outbound customer communications and sales.

Results of Operations

The following table sets forth our results of the operations for the three and nine months ended on September 30, 2009 and 2008.

Three Months Ended September 30, 2009 and 2008
	September 30, 2009	September 30, 2008	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$127,061	$151,462	$(24,401)	(16)%
Cost of Sales	58,939	142,089	(83,150)	(59)%
Gross Profit	68,122	9,373	58,456	627%
Operating Expenses	352,990	1,429,502	(1,076,512)	(75)%
Other Expenses	(24,069)	(26,766)	2,697	(10)%
Income Taxes	-	-	-	-%
Net Loss	(308,937)	(1,446,895)	1,137,958	(79)%

Basic and Diluted Loss Per Common Shares	$(0.02)	$(0.10)

Weighted Average Basic and Diluted Common Shares Outstanding	17,796,054	14,582,308

 Nine Months Ended September 30, 2009 and 2008
	September 30, 2009	September 30, 2008	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$378,919	$517,843	$(138,924)	(27)%
Cost of Sales	125,406	217,578	(92,172)	(42)%
Gross Profit	253,513	300,265	(46,752)	(16)%
Operating Expenses	909,850	1,681,452	(771,602)	(46)%
Other Expenses	(74, 406)	(52,116)	(22,290)	43%
Income Taxes	-	-	-	-%
Net Loss	(730,743)	(1,433,303)	702,560	(49)%

Basic and Diluted Loss Per Common Shares	$(0.04)	$(0.10)

Weighted Average Basic and Diluted Common Shares Outstanding	16,626,581	14,596,021

For the Three Months Ended September 30, 2009 and 2008

Revenues

For the three months ended September 30, 2009, revenues decreased by 16% from the three months ended September 30, 2008.  The Company's sales have been significantly impacted by the overall negative economic climate in late 2008 and into 2009.  Revenues generated by the sales of the Company’s golf clubs decreased by approximately $41,300 in the three months ended September 30, 2009 as compared to 2008.  Revenues from golf grip sales decreased by approximately $17,700 in the three months ended September 30, 2009 as compared to 2008. These decreases were partially offset by increased sales of inventory acquired from Caldwell Golf, Corp.  Sales from Caldwell Golf inventory were approximately $28,000 during the three month period ended September 30, 2009.  The Company is intent on implementing a targeted marketing and advertising campaign in 2010 and will focus on expanding sales of its highly profitable golf grip products as opposed to its golf clubs.  However, the Company will require capital, likely in the form of an equity issuance, if it is to finalize and implement its marketing and advertising plans.  If capital is raised to fund advertising and marketing expenditures then the Company's revenues could increase dramatically.  If the Company is unable to raise capital then the Company is intent on maintaining revenues within a similar range as 2008 assuming the Company is able to continue operations.

Cost of Sales

For the three months ended September 30, 2009, our costs of sales decreased 59% over the three months ended September 30, 2008. During the three months ended September 30, 2009, we imported more product by air than by sea and implemented a call center at our headquarters in July 2008.  The call center allowed us to sell more products at retail price, as opposed to wholesale price.  Our new targeted marketing and advertising plan will focus on retail pricing opportunities both domestically and abroad.  If our plans are implemented and successful, we believe we can maintain our current gross margins.  However, if wholesale pricing opportunities present themselves, we will likely be aggressive with our pricing in the hope of obtaining significant wholesale contracts which further expand our operations.  If we succeed in obtaining significant wholesale contracts, our gross margins may decrease in 2009.

Gross Profit

For the three months ended September 30, 2009, our gross profit increased 58,456 over the same periods ended September 30, 2008.

Operating Expenses

For the three months ended September 30, 2009, our operating expenses decreased by $1,076,512 or 75%.  Our company incurred significant expenses surrounding taking the company public during the third quarter of 2008.  The majority of these expenses were non-cash stock based payments.  These expenses are what account for the drastic reduction in operating expenses.

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

Net Loss

For the three months ended September 30, 2009, our net loss decreased 79% over the same periods ended September 30, 2008. The net loss in 2008 was generated by the significant expenses surrounding taking the company public.  Our revenues are currently not large enough to create a breakeven scenario.  We need capital to expand operations and develop new contacts to function as distributors.  If we are able to raise capital in 2009 and into 2010, then revenue will likely increase as a result of advertising and marketing and a break even scenario will be more likely.

Liquidity and Capital Resources

For the Nine Months Ended September 30, 2009 and December 31, 2008

At September 30, 2009, we had cash and cash equivalents of $2,737 as compared to cash and cash equivalents of $5,220 as of December 31, 2008. Net cash used in operating activities for the nine months ended September 30, 2009 was $20,427, as compared to net cash provided by operating activities of $28,594 for the nine months ended September 30, 2008.  This decrease of $49,021, in cash used in operating activities as compared to the comparable period of the prior year is reflective of a decrease in revenues and the resulting cash flows associated with the collection of accounts receivable balances from customers as well as the increased expenditures resulting from the Company operating as a public company in 2009.  The Company is incurring approximately $12,000 in additional expenses per month as result of being a public company.  We are intent on conserving the Company’s cash and generating additional revenues and profits through current contacts and distributors.  However, if we are successful raising capital we will likely utilize the capital to increase advertising and marketing efforts in the hope that the expenditures will drive sales growth.

Cash flows used in investing activities totaled $14,562 and $12,121 for the nine months ended September 30, 2009 and 2008, respectively.

Cash flows provided by financing activities totaled $32,506 during the nine months ended September 30, 2009 as compared to cash used by financing activities of $13,033 in 2008.  During the nine months ended September 30, 2009, the Company made repayments to a trust controlled by our Chief Executive Officer of $73,987.  The trust also advanced a total of $39,529 along with proceeds from other related parties of $61,759 during the same period.  During 2008 the Company had total related party borrowings of $50,190 and repayments of $134,949. No cash was raised through the sale of stock during the nine months ended September 30, 2009 as compared to $77,500 in 2008.

At the present level of business activity, our ongoing monthly gross operating cash disbursements are expected to average approximately $30,000. As of September 30, 2009, we have working capital of $1,795,527.

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

All separate notes formerly held by a trust controlled by a shareholder were renegotiated on May 30, 2009 with  other notes held by the same party into a balloon note with a 7% per annum interest rate due on December 31, 2011.

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

ITEM 4T.  CONTROLS AND PROCEDURES

a)   Evaluation of Disclosure Controls. Our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended September 30, 2009 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, the CEO concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules based on the material weakness described below:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 23, 2009 the Company issued 450,000 shares of restricted common stock to members of the board of directors in exchange for their services and an additional 300,000 to employees for services to be performed. Such securities were not registered under the Securities Act of 1933. The issuance of these shares was exempted from registration pursuant to Section 4(2) of the Securities Act of 1933.

On July 29, 2009 the Company issued 200,000 shares of restricted common stock to an employee in exchange for their services. Such securities were not registered under the Securities Act of 1933. The issuance of these shares was exempted from registration pursuant to Section 4(2) of the Securities Act of 1933.

On August 6, 2009 the Company issued 150,000 total shares of restricted common stock to J&J Consultants, LLC (50,000), Security Research Associates, Inc (100,000) in exchange for services provided. Such securities were not registered under the Securities Act of 1933. The issuance of these shares was exempted from registration pursuant to Section 4(2) of the Securities Act of 1933.

On August 6, 2009 the Company issued 1,250,000 shares of restricted common stock to purchase assets from Caldwell Golf, Corp and additional 100,000 shares of restricted common stock to Franklin Gage for services associated with the purchase.  Such securities were not registered under the Securities Act of 1933. The issuance of these shares was exempted from registration pursuant to Section 4(2) of the Securities Act of 1933.

On August 24, 2009 the Company issued 577,500 total shares of restricted common stock to the following: Anslow & Jaclin (87,500), Aquiline Group (300,000), The Media Group (100,000), and Golfing Magazine (90,000) for services provided to the Company.  Such securities were not registered under the Securities Act of 1933. The issuance of these shares was exempted from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

NONE.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

NONE.

ITEM 5. OTHER INFORMATION.

NONE.

ITEM 6. EXHIBITS.

Exhibits. No.	Description

31.1	Certification Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEEL GOLF COMPANY, INC. (Registrant)

Date: November 16, 2009	By:	/s/ Lee Miller
Lee Miller Chief Executive Officer and Chief Financial Officer