Form 10-K
period 2009-12-31
FEEL GOLF CO INC
filed 2010-04-14
CIK 1141673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.  3330-153699

FEEL GOLF CO., INC.
(Exact name of issuer as specified in its charter)

California	77-0532590
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1354-T Dayton St. Salinas, CA	93901
(Address of principal executive offices)	(Zip Code)
(831) 422-9300
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:	None.

Securities registered under Section 12(g) of the Exchange Act:	Common stock, par value $0.001 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐     No☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

Revenues for twelve months ended December 31, 2009: $485,773.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: approximately $303,675.   Shares of common stock held by each executive officer and director of the registrant and each person who beneficially owns 10% or more of the registrant’s outstanding common stock has been excluded from the calculation.  This determination of affiliated status may not be conclusive for other purposes.

As of April 13, 2010, the registrant had 19,900,388 shares issued and outstanding, respectively.

Documents Incorporated by Reference: None

PART I

ITEM 1 - Description of Our Business

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

We  produce golf clubs including drivers, irons and wedges - with varying degrees of loft (angle of attack to the horizontal plane) ranging from 9° to 73° in several distinct color finishes: Satin, Gun Metal and Designer (Colors of Red, Black, Bronze, Blue, Green & Yellow). Wedges are golf clubs used primarily for approach shots generally from 150 yards and closer.  Our wedges carry eight different degrees of loft (46°, 52° 54° 56°, 58° 60°, 64° & 73°) designed to be used for varying distances and different lies (e.g.: deep rough, sand, tight lies, etc.).

Our wedges are pressure cast and made of a blend of soft metals providing what we believe to be a lower drag-coefficient thereby improving a golfer’s ability for more accurate shots.  Manufacturing and assembly technologies assure that each wedge has the same Kick Point, Balance Point, Swing Weight, Total Weight, Length, Frequency and Feel. Our golf clubs and golf grips conform to the rules of golf as set out by the United States Golf Association (USGA) and The Royal and Ancient Golf Club (R&A).  The following sets forth an explanation of certain golf terms we use to describe our products:

▪	Kick Point, also called flex point or bend point, is the point along a shaft's length at which it exhibits the greatest amount of bend when the tip is pulled down.

▪	Balance Point is the point at which a golf shaft achieves equilibrium; the point at which a shaft’s weight is evenly distributed in both directions when rested on a single fulcrum point.

▪	Swing weight is a measurement that describes how the weight of a club feels when the club is being swung.

▪	Total Weight is the total weight of a golf club including the head, shaft and grip.

▪	Length is the overall length of a golf club.

▪	Frequency is the process of ensuring that the shaft vibrations of all clubs in a given set of clubs, match in frequency when struck, so that the feel is the same for each club.

▪	Feel is the sensation of, or level sensitivity for, playing shots in golf, especially with respect to short game shots including putting.

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

In February 2010, we launched a totally new wedge design called, the “Lee Miller Signature” wedges designed by our CEO, Lee Miller. The new wedge line also has added two additional lofts of 54º and 58º bringing the total number of lofts available to eight (8). The “Signature” series is available in a QPQ (Melonite Black) finish as well as a Matte Chrome Satin finish.

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

Acquisition

New to the Feel product line is Caldwell Golf's highly advanced ceramic product line.  In August 2009, Feel Golf acquired the assets of Caldwell Golf of Carlsbad, CA, for 1,250,000 shares of Feel Golf’s common stock. The fair market value appraised by a third party certified appraiser was approximately $ 3,300,000.

Caldwell Golf Company reportedly spent years developing Ceramic golf club technology into a final and an excellent Ceramic product line of putters, drivers and fairway woods.  Caldwell Golf’s flagship product is the "Tsunami" putter.

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

We believe our established international distributor network also holds potential for sales growth and through these distributors’ efforts, to grow our brand name recognition around the world.  We plan to continue marketing directly to the public through our website and with advertising programs designed to direct potential customers either to our on-line site or to our in-house sales personnel. Significant marketing efforts will be directed to this in-house channel with most sales at retail pricing bringing considerably higher profit margins than those realized via wholesale channels.

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

▪
We believe the Full Release™ Performance Grip’s reverse taper design, our multi-colored Designer Wedges, our new “Lee Miller Signature” wedges, the Gun Metal and Yellow Competitor irons, visually differentiate our products from those of its competitors, imparting the perception of a high quality, high performance message at first glance.

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

At present, we do not have sufficient capital to implement and support our planned marketing campaign. We intend to raise funds through a private and/or a secondary public offering to support all of our five distinct sales channels. We estimate upwards of $3,000,000 in new capital will be required over the entire time period (18-24 months) of our marketing campaign to support these sales channels.

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

▪
Wholesale Distribution: We plan to employ a well-trained and efficient sales staff to sell and provide ongoing marketing and in-store support to U.S. major golf retailers. There are estimated to be more than 18,000 independent golf specialty stores in the U.S. alone, and over eight major USA retail golf chains, currently with an estimated 700 outlets and growing. Sales staff will be assigned to provide ongoing service to the major retail outlets and larger independents. Our customers also include specialty golf catalog retailers reaching well over 15 million US golfers annually. We plan to launch this part of the marketing campaign during the first quarter of the marketing campaign implementation. We have already identified a number of prospective support personnel to hire once we have sufficient capital, contingent upon their availability. The estimated costs range between $100,000 to $250,000 annually.

▪
Internet Sales: we plan to hire two (2) skilled employees whose duties will be to aggressively market our line of products on the Internet at retail prices on our website. We plan to launch this part of the marketing campaign during the first quarter of implementation and running throughout the entire campaign for approximately 36 months.  The estimated costs range between $50,000 - $125,000 annually.

▪
International: Our international sales alliances carry our clubs, grips and other products into dozens of countries.  Prominent in the international arena is Asia, where golf as a sport is rapidly growing and becoming a national pastime with millions playing the game. We plan on hiring two (2) experienced golf industry professionals to be responsible for continuous training to our distributors in Asia and Europe. Our international distributors are responsible for their own marketing expenditures, but we also plan to provide them with ongoing training which we believe should expedite and expand their sales.  We anticipate that with a greater world-wide acceptance of our products by Tour players - will also facilitate globalization of the Feel Golf brand. We plan to initiate this part of the marketing campaign during the second quarter of implementation and run throughout the entire marketing campaign.  Estimated costs range between $50,000 – $150,000 annually.

▪
Call Center and Inside Sales: We plan to assemble an effective in house telemarketing sales force, which will sell direct to our consumers, handle both inbound and outbound customer communications and sales, customer service, thus contributing significantly to over-all profit and revenues. We have initiated a call center at our corporate headquarters based in Salinas, CA, with two support personnel.  We intend to ramp up the staff of the call center upon available capital and will increase staff based upon availability of qualified candidates throughout the marketing campaign.  Estimated costs range between $50,000- $250,000 annually.

Competition

The golf equipment industry is competitive. We believe that our ten years of history is a strong indicator that we have excellent products with an established niche within the golf industry.  The following are our major  competitors:

▪	Callaway: a public company founded in 1982.

▪	Cleveland Golf: founded in 1979.

▪	Nike: entered the golf equipment market with golf shoes apparel, balls and accessories to grow revenues. In 2001, it launched a new line of golf clubs.

▪	Ping: a family owned company, founded in 1959.

▪	Taylor Made: a subsidiary of Adidas-Salomon, it was founded in 1979.

▪	Titleist: a part of the Acushnet Company whose brands include Foot Joy, Cobra and Pinnacle. Acushnet itself is a subsidiary of Fortune Brands, Inc.

▪	The largest manufacturers and our competitors in the golf grip industry include:

▪	Avon Grips, Kingwood, TX

▪	Golf Pride Grips, a subsidiary of Eaton Corporation, Laurinburg, NC

▪	Lamkin Corporation, San Diego, CA

▪	Winn Grips, Huntington Beach CA

In this competitive market, except for one other grip company, we believe we are the only grip company that produces a reverse-taper golf grip with multiple patent protections. We believe all of our products are uniquely designed in appearance, are different in playability and feel, and are beneficial for golfers of all skill levels.

Intellectual Property

Our intellectual property portfolio contains multiple trademarks, 16 patents and several patent applications.

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

In the acquisition of Caldwell Golf two (2) additional utility patents were acquired for the novel construction of golf club heads utilizing ceramics and cork. These patents have been assigned to Feel Golf by the patent office.

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

In the acquisition of Caldwell Golf three (3) additional design patents were also acquired for the novel design application of golf club heads designed with ceramics, and cork. These patents have been assigned to Feel Golf by the patent office.

Upcoming Applications

We have several utility and design patent applications that will apply for over the next few years. Five of these inventions relate specifically to the golf club grip and will protect the process for making the grip, grips with a cord, notched underlisting, and metal counterweight. Other applications will cover the Butterstick, Competitor, and Wedge products.

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

ITEM 2 - Description of Property

Our principal business office is located at 1354-T Dayton St., Salinas, CA 93901.

ITEM 3 - Legal Proceedings

At this time the Company has no current litigation. However the Company has been threatened with a potential lawsuit by Criterion Capital that is based on an alleged breach of a consulting agreement. In the event that litigation is commenced the Company intends to defend itself in this matter and will counterclaim for breach of the consulting agreement by Criterion.

ITEM 4 – (Removed and Reserved)

None.

PART II

ITEM 5 - Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock has been quoted on the OTC Bulletin Board under the symbol "FEEL.OB" since February 27, 2009.   The table below sets forth the high and low bid prices for our common stock for the period indicated based on reports of transactions on the Over-the-Counter Bulletin Board. Such prices reflect inter-dealer prices, without retail markup, markdowns or commissions and may not necessarily represent actual transactions.

Price Information
Financial Quarter Ended	High	Low
From February 27, 2009 to March 31, 2009	0.30	0.30
June 30, 2009	0.30	0.05
September 30, 2009	0.25	0.05
December 31, 2009	0.30	0.08

Holders

As of April 9, 2010 in accordance with our transfer agent records, we have 74 record holders of our Common Stock.

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

ITEM 6 - SELECTED FINANCIAL DATA

Not applicable.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Overview

During the year ended December 31, 2009, we raised capital primarily from officers of the Company.  This capital allowed us to continue day-to-day operations.   During the fiscal year ended 2009, we issued a total of 2,310,600 shares of common stock for services and 1,250,000 for the acquisition of the assets of Caldwell Golf Corporation.  The services rendered included accounting, legal, consulting and marketing.  In exchange for the 1,250,000 shares of common stock issued to the owners of Caldwell Golf Corporation, we acquired assets valued at $3,274,507 based on a fair market valuation obtained from a qualified third party business valuation specialist.  The Company received inventory valued at $1,878,653 of inventory, $524,235 of property and equipment, and $871,620 in patents, and trademarks and other intangible assets.  These valuations were conducted pursuant to the Uniform Standards of Professional Valuation Practice (USAP), the code of Ethics and Business Valuation Standards of the Institute of Business Analysts, and the regulations of the Financial Accounting Standards Board (FASB).

Our financial statements as of December 31, 2009, reflect a net operating loss of $935,599.  This is based on gross revenues of $485,773, cost of sales of $202,954, operating expenses of $1,124,093 and other expenses including interest and taxes of $94,325.

During the year ended December 31, 2008, we were able to secure funding from several shareholders in the aggregate amount of approximately $122,500.  These financings allowed us to continue operations and pay for the related legal and accounting costs of filing to become and maintain a public company.

Our financial statements as of December 31, 2008, reflect a net operating loss for year of $1,347,705.  This is based on gross revenues of $693,388, cost of sales of $245,077, operating expenses of $1,727,151 and other expenses including interest and taxes of $68,865.

The net operating loss for the year ending December 31, 2009, decreased by $412,106 or 31% from December 31, 2008.  Gross Sales for 2009, decreased by $207,615 or 30% primarily as a result of a decrease in golf club sales primarily a result of the downturn in the economy and its effect on retail sales in leisure and luxury goods.

The fluctuation in percentage of sales per product category per reporting period, is based on what management believes, not only relates to the current recession, but has been a lack of adequate marketing capital to further educate consumers and build brand awareness on its golf grips since their introduction, and that the company’s golf grips are not as established in the marketplace yet, as its golf clubs are - which have a longer product history and greater product recognition.

Research and development costs were negligible during both years and we do not plan any research & development for the future 12 months.

Over the course of our ten years of operating history, we have incurred substantial operating losses and we may not be able to continue our business. As of December 31, 2009, we have an accumulated deficit of $6,389,283 with a net loss of $935,599 that was generated for the year ended December 31, 2009.

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

We have four employees and our success is dependent on our ability to retain and attract personnel to operate our business, and there is no assurance that we can do so. Once we are sufficiently capitalized, we will need to recruit new executive managers and hire employees to help us execute our business strategy and help manage the growth of our business. Our business could suffer if we were unable to attract and retain highly skilled personnel or if we were to lose any key personnel and not be able to find appropriate replacements in a timely manner.

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

The market for golf grips and golf clubs is highly competitive. There are a number of other established providers that have greater resources, including more extensive research and development, marketing and capital than we do and have greater name recognition and market presence. These competitors could reduce their prices and thereby decrease the demand for our products and technologies. We expect competition to intensify in the future, which could also result in price reductions, fewer customers and lower gross margins.

Our total sales in 2009 were lower than total sales from 2008.  We expect sales to improve this year when we are able to market the inventory acquired from the Caldwell Golf acquisition and through planned advertising campaigns.  However, with the recent economic and market uncertainties here in the United States as well as internationally, there can be no assurance that our sales will continue to grow and/or be maintained at their present level, and may in fact, decline in the future.

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

As noted previously, we currently do not have the necessary capital to implement our marketing campaign and if successful in raising sufficient capital for marketing, there can be no assurance that this capital and/or increased marketing efforts will increase revenues.   There can also be no assurance we will be successful in raising sufficient marketing capital to implement this campaign. Assuming we are able to raise sufficient capital in support of our marketing strategy, we plan to develop five distinct sales channels:

▪	Direct to Consumer: We plan to use direct response marketing in advertisement and infomercials, running primarily on Golf Channel, websites and national print media.

▪	Wholesale Distribution: We plan to employ a well-trained and efficient sales staff to sell and provide ongoing marketing and in-store support to U.S. major golf retailers.

▪	Internet Sales: We plan to hire skilled employees to aggressively market our line of products on the Internet at retail prices on our website.

▪
International: Asia is a prominent international market where golf as a sport is rapidly growing. We plan to hire Company Representatives to be responsible for continuous training our distributors in Asia and Europe, although our international distributors are responsible for their own marketing expenditures.

▪
Call Center and Inside Sales: We plan to further assemble an effective in house telemarketing sales force to sell direct to our consumers and handle both inbound and outbound customer communications and sales.

Results of Operations

The golf industry as reported by several industry organizations has been in a state of flux, though the total number of worldwide golfers as reported by the industry has increased, primarily due to the increase in golf as a major sport in Asia.  However, there can be no assurance that the golf industry will continue growing and may in fact decline.  We believe there have been no industry trends that have significantly affected (positively or negatively) our operating results including fluctuations in revenues for the reporting periods below.   Based on input from our major customers, we believe that sufficient marketing capital is essential to growing revenues in the highly competitive golf industry.

Current economic factors both in the US and internationally may have a direct impact on future revenues positively and/or negatively - for example: 1) fluctuating fuel costs that effects shipping and product production costs for all manufacturers regardless of industry; or 2) currency fluctuation of the US dollar and that of other foreign currencies for global manufacturers, regardless of industry.

Years Ended December 31, 2009 and 2008

				Percentage
	December 31,	December 31,	Increase	Increase
	2009	2008 (Restated)	(Decrease)	(Decrease)
Revenues	$485,773	$693,388	$(207,615)	(30)%
Cost of Sales	202,954	245,077	(42,123)	(17)%
Gross Profit	282,819	448,311	(165,492)	(37)%
Operating Expenses	1,124,093	1,727,151	(603,058)	(35)%
Other Expenses	93,508	68,065	25,443	37%
Income Taxes	817	800	17	2%
Net Loss	$(935,599)	$(1,347,705)	$412,106	(31)%

Basic and Fully Diluted Loss Per Common Share	$(0.06)	$(0.10)	$0.04
Weighted Average Basic and Fully Diluted Common Share Outstanding	15,012,361	13,597,513

Revenues

For the year ended December 31, 2009, revenues decreased 30% from the year ended December 31, 2008.  The slow economy and uncertain financial sector has negatively impacted our sales and plans to expand operations.  We  intend on implementing a targeted marketing and advertising campaign in 2010 and will focus on expanding sales of our highly profitable golf grip products as opposed to our golf clubs.  However, we will require capital, likely in the form of an equity issuance or from a merger, if we are to finalize and implement our marketing and advertising plans.  If capital is raised to fund advertising and marketing expenditures then the Company's revenues could increase dramatically.  If we are unable to raise capital then we will likely maintain revenues within a similar range as 2009 assuming we are able to continue operations.

Cost of Sales

For the year ended December 31, 2009, our costs of sales decreased 17% from the year ended December 31, 2008.  This decrease is in line with the decrease experienced in revenues.  Overall our pricing structure, product make-up and sales mixes have stayed constant from 2008.

If our marketing plans are implemented and successful, we believe we can maintain our current gross margins. However, if wholesale pricing opportunities present themselves, we will likely be aggressive with our pricing in the hope of obtaining significant wholesale contracts which further expand our operations. If we succeed in obtaining significant wholesale contracts, our gross margins may decrease in 2010.

Gross Profit

For the year ended December 31, 2009, our gross profit decreased 37% from the year ended December 31, 2008. Our retail sales growth in 2008 and continued cost cutting and management of shipping costs for customer orders generated significant gross margin gains in 2008.  However, the poor economy during 2009 has hurt our retail sales which drove down our gross margins.

Operating Expenses

For the year ended December 31, 2009, our operating expenses decreased by $603,058, or 35%. Stock issued for services during 2009 totaled 2,310,600 shares valued at $626,150 as compared with stock issued for services in 2008 which totaled approximately 1.2 million shares valued at approximately $1.2 million.  This decrease in expense recognized from the issuance of stock for services accounted for almost the entire decrease in expenses.  Advertising and rent decreases were offset by increases in salaries and other selling and general administrative costs.  We expect that if we are able to raise capital, advertising and marketing expenses will increase in 2010. Professional fees relating to maintaining compliance as a public company in the United States of America will also increase as compared to 2009 if we are successful in raising money through additional lending, the sale of stock and/or through a merger.  Otherwise, most operating expenses should be comparable to 2009.

Other Expenses

For the year ended December 31, 2009, our other expenses increased $25,443 from the year ended December 31, 2008. Interest expense on debts owed to a trust controlled by our Chief Executive Officer and a trust controlled by a former member of the Company's Board of Directors increased by a net of approximately $30,000 due to additional borrowings we made from these individuals.

Net Loss

For the year ended December 31, 2009, our net loss decreased 31% over the year ended December 31, 2008. Of this total loss of $936,000, approximately $650,000 was due to non-cash, stock based compensation expense.  An additional $105,000 is depreciation and $37,000 in accrued interest.

Currently, our revenues are not large enough to create a breakeven scenario.  We need capital to expand operations and develop new contacts to function as distributors.  If we are able to raise capital in 2010, then revenue will likely increase as a result of advertising and marketing and the possibility of us becoming profitable will be more likely.

LIQUIDITY AND CAPITAL RESOURCES

For the Years Ended December 31, 2009 and December 31, 2008

At December 31, 2009, we had cash of $6,848 as compared to cash of $5,220 as of December 31, 2008. Net cash used in operating activities for the year ended December 31, 2009 was $(6,088), as compared to net cash provided by operating activities of $23,148 for the year ended December 31, 2008. This decrease of $29,236 in cash provided by operating activities as compared to the comparable period of the prior year is reflective of the decline in sales due to the slow economy in 2009. Management attempted to curb as much discretionary spending as possible without hurting the future prospects of the company.

Cash flows used in investing activities totaled $(15,011) and $(29,072) for the year ended December 31, 2009 and 2008, respectively. We limited, as much as possible, our capital expenditures in order to conserve cash during the year.

Cash flows provided by financing activities totaled $22,727 and $8,330 in 2009 and 2008, respectively. Our cash from financing activities in 2009 consisted primarily of capital being lent from a trust controlled by our Chief Executive Officer.  These advances totaled $109,830 with repayments of $(87,103) being made during the year.  In 2008, we raised a total of $77,500 in capital through a private placement and made repayments to a trust controlled by our Chief Executive Officer of $108,493. The trust also advanced a total of $45,097 during 2008.

At the present level of business activity, our ongoing monthly gross operating cash disbursements are expected to average approximately $62,000. As of December 31, 2009, we had positive working capital of $1,598,768.  Of this working capital, $1,929,647 is made up of inventory, much of which was acquired during the fourth quarter of the year as part of the Caldwell Golf acquisition.

RECENT ACCOUNTING PRONOUNCEMENTS AFFECTING US

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. The Company does not expect the provisions of ASU 2009-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. The Company does not expect the provisions of ASU 2009-16 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1. The Company does not expect the provisions of ASU 2009-15 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance" ("EITF 09-1"). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

Critical Accounting Policies

Our discussion and analysis of its financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Inventory

Inventories acquired in connection with our Caldwell acquisition are valued at their fair market value based on an independent appraisal. Our remaining inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) cost method of accounting.  Inventories are adjusted for estimated obsolescence and written down to net realizable value based upon estimates of future demand and market conditions.

Property and Equipment

Property and equipment is located at the Company's headquarters in Salinas, California and is recorded at cost less accumulated depreciation, except for certain equipment acquired in connection with the Caldwell acquisition, which were valued at their fair market value based on an independent appraisal. Depreciation and amortization is calculated using the straight-line method over the expected useful life of the asset, after the asset is placed in service. The Company generally uses the following depreciable lives for its major classifications of property and equipment:

Description	Useful Lives
Computer hardware	3-7 years
Computer software	3-5 years
Furniture and Office Equipment	7 years
Production Equipment	7 years
Leasehold improvements	10 years

Valuation of Long-Lived Assets

Long-lived tangible assets and definite-lived intangible assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company uses an estimate of undiscounted future net cash flows of the assets over the remaining useful lives in determining whether the carrying value of the assets is recoverable. If the carrying values of the assets exceed the expected future cash flows of the assets, the Company recognizes an impairment loss equal to the difference between the carrying values of the assets and their estimated fair values. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent from other groups of assets. The evaluation of long-lived assets requires the Company to use estimates of future cash flows. However, actual cash flows may differ from the estimated future cash flows used in these impairment tests. As of December 31, 2009, management does not believe any of the Company’s assets were impaired.

Goodwill and Intangible Assets

The Company adopted ASC 805, Business Combinations, and ASC 350, Goodwill and Other Intangible Assets, effective June 2001 and revised in December, 2007. ASC 805 requires the use of the purchase method of accounting for any business combinations initiated after June 30, 2002, and further clarifies the criteria to recognize intangible assets separately from goodwill. Under ASC 350, goodwill and indefinite−life intangible assets are no longer amortized, but are reviewed for impairment annually.

Revenue Recognition

In accordance with SAB104, the Company recognizes revenues from the sale of its products when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting receivable is reasonably assured.  The Company records revenue from foreign customers when payment is received.

Stock-Based Compensation

Effective July 1, 2005, the Company adopted the provisions of ASC 718. The Company has adopted the fair value based method of accounting for stock-based employee compensation in accordance with ASC 718. The Company values issuances of stock at the clearer of the value of the services received or stock issued and uses the Black-Scholes valuation model to value and record expenses relative to share based payments when granted and vested.

 Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with entities or other persons, also known as “special purpose entities” (SPEs).

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to certain market risks, including changes in interest rates and currency exchange rates. We do not undertake any specific actions to limit those exposures.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF FEEL GOLF CO., INC.:

We have audited the accompanying  balance sheets of Feel Golf Co, Inc. (the "Company") as of December 31, 2009 and 2008 (as restated), and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008 (as restated), and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in the notes to the financial statements, the Company has incurred significant losses in 2009 and 2008 and has an accumulated deficit of approximately $6,400,000. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans concerning these matters are also described in the notes to the financial statements.  The financial statements do not include adjustments that might result from the outcome of this uncertainty.

/s/ Farber Hass Hurley LLP

Camarillo, California
April 5, 2010

FEEL GOLF CO., INC.
Balance Sheets

ASSETS
	December 31,
	2009	2008
		(Restated)
CURRENT ASSETS
Cash	$6,848	$5,220
Accounts receivable, net	17,484	33,933
Barter receivable	64,828	65,577
Receivable from shareholder	17,137	18,137
Inventory, net	1,929,647	146,773
Prepaid expenses	48,032	12,146
Total Current Assets	2,083,976	281,786

PROPERTY, PLANT and EQUIPMENT, net	523,653	45,096

OTHER ASSETS
Intellectual property, net	828,039	-
Other assets	3,952	4,396

TOTAL ASSETS	$3,439,620	$331,278

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$394,458	$298,651
Short-term related party payable	-	234,515
Total Current Liabilities	394,458	533,166

LONG-TERM RELATED PARTY NOTES PAYABLE	796,437	539,195

TOTAL LIABILITIES	1,190,895	1,072,361

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value; 100,000,000 shares
authorized, 19,406,175 and 15,845,575 shares
issued and outstanding, respectively	19,407	15,846
Additional paid-in capital	8,618,601	4,696,755
Accumulated deficit	(6,389,283)	(5,453,684)
Total Stockholders' Equity (Deficit)	2,248,725	(741,083)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,439,620	$331,278

The accompanying notes are an integral part of these financial statements.

FEEL GOLF CO., INC.
Statements of Operations

	For the Years Ended
	December 31,
	2009	2008
		(Restated)

REVENUES, NET	$485,773	$693,388
COST OF SALES	202,954	245,077
GROSS PROFIT	282,819	448,311

OPERATING EXPENSES
Salaries	148,142	131,663
Advertising	45,288	73,035
Rent	38,740	46,735
Professional fees	693,287	1,310,722
Depreciation	105,267	23,681
Other selling, general and administrative expenses	93,369	141,315

Total Operating Expenses	1,124,093	1,727,151

LOSS FROM OPERATIONS	(841,274)	(1,278,840)

OTHER INCOME AND (EXPENSE)

Interest income	97	322
Interest expense	(36,301)	(30,494)
Interest expense - related party	(57,304)	(37,893)

NET LOSS BEFORE TAXES	(934,782)	(1,346,905)

Income taxes	(817)	(800)

NET LOSS	$(935,599)	$(1,347,705)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.06)	$(0.10)

WEIGHTED AVERAGE NUMBER OF BASIC AND
DILUTED COMMON SHARES OUTSTANDING	15,012,361	13,597,513

The accompanying notes are an integral part of these financial statements.

FEEL GOLF CO., INC.
Statements of Stockholders' Equity (Deficit)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2007 (Restated)	13,537,349	$13,537	$2,357,838	$(4,105,979)	$(1,734,604)

Common stock issued in debt conversion
at $1.00 per Share	1,000,000	1,000	999,000	-	1,000,000

Common stock issued for cash at $1.00 per share	77,500	78	77,422	-	77,500

Stock issued for services at $1.00 per share	1,230,726	1,231	1,229,495	-	1,230,726

Fair value of services donated by shareholder	-	-	33,000	-	33,000

Net loss for the year
ended December 31, 2008	-	-	-	(1,347,705)	(1,347,705)

Balance, December 31, 2008 (Restated)	15,845,575	$15,846	$4,696,755	$(5,453,684)	$(741,083)

Commons stock issued for services
at an average of $0.27 per share	2,310,600	2,311	623,839	-	626,150

Stock issued for purchase of assets	1,250,000	1,250	3,273,257	-	3,274,507

Fair value of services donated by shareholder	-	-	24,750	-	24,750

Net loss for the year
ended December 31, 2009	-	-	-	(935,599)	(935,599)

Balance, December 31, 2009	19,406,175	$19,407	$8,618,601	$(6,389,283)	$2,248,725

The accompanying notes are an integral part of these financial statements.

FEEL GOLF CO., INC.
Statements of Cash Flows
	For the Years Ended
	December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES		(Restated)
Net Loss	$(935,599)	$(1,347,705)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Depreciation	105,267	23,681
Stock issued for services	626,150	1,230,726
Services donated by company officer	24,750	33,000
Write-off of property, plant and equipment	-	1,623
Changes in operating assets and liabilities:
Accounts receivable	16,449	(13,802)
Barter receivable	749	5,566
Inventory	95,781	41,603
Prepaid expenses	(35,886)	(11,557)
Accounts payable and accrued expenses	95,807	59,121
Other assets	444	892
Net Cash Provided by (Used in) Operating Activities	(6,088)	23,148

CASH FLOWS FROM INVESTING ACTIVITIES
Repayments of receivable from shareholder	1,000	(18,137)
Purchase of property and equipment	(16,011)	(10,935)
Net Cash Used in Investing Activities	(15,011)	(29,072)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock	-	77,500
Repurchase of common stock	-	-
Repayment of related party payable	(87,103)	(108,493)
Proceeds from related party notes payable	109,830	45,097
Repayment of notes payable	(5,205)	(5,774)
Proceeds from notes payable	5,205	-
Net Cash Provided by Financing Activities	22,727	8,330

NET INCREASE IN CASH	1,628	2,406
CASH AT BEGINNING OF PERIOD	5,220	2,814
CASH AT END OF PERIOD	$6,848	$5,220

SUPPLEMENTAL DISCLOSURES OF	-	-
CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$36,301	$30,494
State Franchise Tax Paid	817	800
NON CASH FINANCING ACTIVITIES
Debt Conversion	$-	$1,000,000
Common stock issued for acquisition of assets	3,274,507	-

The accompanying notes are an integral part of these financial statements.

FEEL GOLF COMPANY, INC.
Notes to the Financial Statements
December 31, 2009 and 2008

NOTE 1 – NATURE OF ORGANIZATION AND SIGINFICANT ACCOUNTING POLICIES

Nature of Business

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

Concentrations of Risk

The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $250,000 USD. At December 31, 2009, the Company’s bank deposits did not exceed the insured amount.

 Concentrations of Credit Risk and Customers

The Company's sales for the years ended December 31, 2009, and 2008, included sales to one golf equipment distributor in South Korea which accounted for 34% and 24% of total revenues, respectively.  If the Company should lose the customer's business, the Company's sales and overall operations could suffer significantly.

The Company is diligent in attempting to ensure that it issues credit to credit-worthy customers. However, the Company's customer base is small and our accounts receivable balances are usually over 90 days outstanding, and that exposes the Company to significant credit risk. Therefore, a credit loss can be significant relative to the Company's overall profitability. However, through the year ended December 31, 2009, the Company has not suffered a significant credit loss and does not expect to incur such losses in the near future.

NOTE 1 – NATURE OF ORGANIZATION AND SIGINFICANT ACCOUNTING POLICIES (CONTINUED)

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

The allowance for doubtful accounts totaled $10,000 and $5,000 as of December 31, 2009 and 2008, respectively.

Barter Receivable

The Company is involved in two barter organizations that involve the sale of the Company’s products and the Company has access to goods and services of member organizations of the barter organizations.  The Company applies ADC 845, “Accounting for Non-Monetary Transactions”, the provisions of ASC 840, “Accounting for Barter Transactions Involving Barter Credits” and ASC 840 “Accounting for Advertising Barter Transactions.” Barter sales were $ 15,207 and $ 17,708, in 2009 and 2008 respectively.

As of December 31, 2009 and 2008, the Company had built up a receivable of goods and services through the barter organizations of $64,828 and $65,577 respectively.

Inventory

Inventories acquired in connection with our Caldwell acquisition are valued at their fair market value based on an independent appraisal. Our remaining inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) cost method of accounting.  Inventories are adjusted for estimated obsolescence and written down to net realizable value based upon estimates of future demand and market conditions.

Property and Equipment

Property and equipment is located at the Company's headquarters in Salinas, California and is recorded at cost less accumulated depreciation except for certain equipment acquired in connection with the Caldwell acquisition, which were valued at their fair market value based on an independent appraisal. Depreciation and amortization is calculated using the straight-line method over the expected useful life of the asset, after the asset is placed in service. The Company generally uses the following depreciable lives for its major classifications of property and equipment:

Description	Useful Lives
Computer hardware	3-7 years
Computer software	3-5 years
Furniture and Office Equipment	7 years
Production Equipment	7 years
Leasehold improvements	10 years

NOTE 1 – NATURE OF ORGANIZATION AND SIGINFICANT ACCOUNTING POLICIES (CONTINUED)

       Valuation of Long-Lived Assets

Long-lived tangible assets and definite-lived intangible assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company uses an estimate of undiscounted future net cash flows of the assets over the remaining useful lives in determining whether the carrying value of the assets is recoverable. If the carrying values of the assets exceed the expected future cash flows of the assets, the Company recognizes an impairment loss equal to the difference between the carrying values of the assets and their estimated fair values. Impairment of long-lived assets is asessed at the lowest levels for which there are identifiable cash flows that are independent from other groups of assets. The evaluation of long-lived assets requires the Company to use estimates of future cash flows. However, actual cash flows may differ from the estimated future cash flows used in these impairment tests. As of December 31, 2009, management does not believe any of the Company’s assets were impaired.

Goodwill and Intangible Assets

The Company adopted ASC 805, Business Combinations, and ASC 350, Goodwill and Other Intangible Assets, effective June 2001 and revised in December, 2007. ASC 805 requires the use of the purchase method of accounting for any business combinations initiated after June 30, 2002, and further clarifies the criteria to recognize intangible assets separately from goodwill. Under ASC 350, goodwill and indefinite−life intangible assets are no longer amortized, but are reviewed for impairment annually.

Below is a table identifying the intangible assets subject to amortization and estimated amortization over the next five years and thereafter.

Original values of Intangible assets
Purchased patents, copyrights and IP	$871,620

Estimated future amortization (years)
To-date	$43,581
1	174,324
2	174,324
3	174,324
4	174,324
5	130,743
Thereafter	$-

Fair Value of Financial Instruments

The Company’s financial instruments, including its cash, receivables, accounts payable and accrued expenses, and notes payable approximates fair value based upon prevailing interest rates available to the Company.

NOTE 1 – NATURE OF ORGANIZATION AND SIGINFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

In accordance with ASC 605, the Company recognizes revenues from the sale of its products when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting receivable is reasonably assured.  The Company records revenue from foreign customers when payment is received.

Shipping and Handling Costs

Shipping and handling costs billed to the customer are classified in revenues (approximately 4% of total revenues).  Such costs incurred to ship our products are included in cost of sales (approximately 12% of cost of sales)
Advertising Costs

The Company expenses the costs of advertising; as such advertising is normally in short-term publications. Total advertising costs for 2009 and 2008 were $45,288 and $63,778, respectively, and are included in other selling, general and administrative expenses.

Research and Development

Research, development, and engineering costs are expensed as incurred, in accordance with ASC 730, Accounting for Research and Development Costs.  Research, development, and engineering expenses primarily include payroll and headcount related costs, contractor fees, infrastructure costs, and administrative expenses directly related to research and development support. Research and development expenses for 2009 and 2008 were $263 and $2,480, respectively.

Contribution of Services

The Company's President and majority shareholder does not receive compensation for his services. A total of $24,750 and $33,000 was determined by management to be a fair value of his services to the Company on an annual basis and has been recorded as a contribution of capital for the years ended December 31, 2009 and 2008, respectively.

Stock-Based Compensation

Effective July 1, 2005, the Company adopted the provisions of ASC 718. The Company has adopted the fair value based method of accounting for stock-based employee compensation in accordance with ASC 718. The Company values issuances of stock at the clearer of the value of the services received or stock issued and uses the Black-Scholes valuation model to value and record expenses relative to share based payments when granted and vested.

NOTE 1 – NATURE OF ORGANIZATION AND SIGINFICANT ACCOUNTING POLICIES (CONTINUED)

 Income Taxes

The Company applies ASC 740, which requires the asset and liability method of accounting for income taxes.  The asset and liability method requires that the current or deferred tax consequences of all events recognized in the financial statements are measured by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years. Deferred tax assets are reviewed for recoverability and the Company records a valuation allowance to reduce its deferred tax assets when it is more likely than not that all or some portion of the deferred tax assets will not be recovered.

The Company adopted ASC 740, at the beginning of fiscal year 2008. This interpretation requires recognition and measurement of uncertain tax positions using a “more-likely-than-not” approach, requiring the recognition and measurement of uncertain tax positions. The adoption of ASC 740 had no material impact on the Company’s financial statements.

Basic and Diluted Net Loss Per Share

The Company utilizes the provisions of ASC 260, Earnings per Share to calculate income or loss per share. Basic income or loss per share is computed by dividing the income or loss available to common stockholders (as the numerator) by the weighted-average number of common shares outstanding (as the denominator). Diluted income or loss per share is computed similar to basic income or loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potential common stock (including common stock equivalents) had all been issued, and if such additional common shares were dilutive. Under ASC 260, if the additional common shares are anti-dilutive, they are not added to the denominator in the calculation. Where there is a loss, the inclusion of additional common shares is anti-dilutive (since the increased number of shares reduces the per share loss available to common stock holders). For the years ended December 31, 2009 and 2008, there were no shares of common stock excluded from the calculation of diluted net loss per share.

	2009	2008
Income loss (numerator)	$(935,599)	$(1,347,705)
Shares (denominator)	15,012,361	13,597,513
Per share amount	$(0.06)	$(0.10)

Recently Issued Accounting Pronouncements

 In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 1 – NATURE OF ORGANIZATION AND SIGINFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements (continued)

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. The Company does not expect the provisions of ASU 2009-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. The Company does not expect the provisions of ASU 2009-16 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1. The Company does not expect the provisions of ASU 2009-15 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 1 – NATURE OF ORGANIZATION AND SIGINFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements (continued)

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance" ("EITF 09-1"). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 2 – RESTATEMENT OF FINANCIAL STATEMENTS

On August 27, 2009 the Company was informed that the Public Company Accounting Oversight Board ("PCAOB") revoked the registration of Moore & Associates who was serving as the Company’s independent registered public accounting firm.  The revocation was a result of Moore’s violation of PCAOB rules and auditing standards.  This revocation of Moore’s registration required the Company to have reaudited the financial statements previously issued for the fiscal years ended December 31, 2008 and 2007.

In management’s opinion, this reaudit did not produce material differences from the previously filed versions.  Differences found during the audit include differences found in the carrying value of the Company’s inventory and the related amount of cost of sales recorded, deprecation estimates and calculations, and accruals for expenses donated by Company share holders.  Included in this filing are the restated 2008 fiscal year financial statements.  For comparative purposes, the table below presents the reaudited balance sheets and income statements compared to the original filing.

NOTE 2 – RESTATEMENT OF FINANCIAL STATEMENTS

BALANCE SHEETS

ASSETS

	December 31, 2008
	Originally Filed	As Restated	Difference

CURRENT ASSETS	294,272	281,786	(12,486)
PROPERTY, PLANT and EQUIPMENT, net	49,181	45,096	(4,085)
OTHER ASSETS, net	4,396	4,396	-
TOTAL ASSETS	$347,849	$331,278	$(16,571)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES	533,166	533,166	-
LONG-TERM RELATED PARTY NOTES PAYABLE	539,195	539,195	-
TOTAL LIABILITIES	1,072,361	1,072,361	-

STOCKHOLDERS' EQUITY (DEFICIT)	(724,513)	(741,083)	(16,570)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$347,848	$331,278	$(16,570)

STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31, 2008
	Originally Filed	Restated	Difference

REVENUES, NET	$685,084	$693,388	$8,304
COST OF SALES	228,699	245,077	16,378
GROSS PROFIT	456,385	448,311	(8,074)

OPERATING EXPENSES	1,696,110	1,727,151	31,041
LOSS FROM OPERATIONS	(1,239,725)	(1,278,840)	(39,115)

NET LOSS BEFORE TAXES	(1,239,725)	(1,346,905)	(107,180)
NET LOSS	$(1,239,725)	$(1,347,705)	$(107,980)
BASIC AND DILUTED LOSS
PER COMMON SHARE	$(0.09)	$(0.10)	$-

NOTE 2 – RESTATEMENT OF FINANCIAL STATEMENTS STATEMENTS OF CASH FLOWS
	For the Year Ended
	December 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES	Originally Filed	Restated	Difference
Net Income (Loss)	$(1,308,112)	$(1,347,705)	$(39,593)
Net Cash Provided by (Used in) Operating Activities	1,219	23,148	21,929
Net Cash Used in Investing Activities	(10,935)	(29,072)	(18,137)
Net Cash Provided by (Used in) Financing Activities	8,330	8,330	-

NET INCREASE (DECREASE) IN CASH	(1,386)	2,406	3,792
CASH AT BEGINNING OF PERIOD	6,606	2,814	(3,792)

CASH AT END OF PERIOD	$5,220	$5,220	$-

NOTE 3 – GOING CONCERN AND MANAGEMENT PLANS

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company has an accumulated deficit of $6,389,283 as of December 31, 2009, and had a generated a loss from operations of $935,599 for the year ended December 31, 2009,.  There is no guarantee that the Company will achieve profitable operations in the next fiscal year. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 4 – INVENTORY

As of December 31, the Company’s inventories comprised the following:

	2009	2008
Raw Materials	$981,063	$121,806
Finished Goods	948,584	24,967
Total Inventory	$1,929,647	$146,773

 NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:
	2009	2008
Furniture & Office Equipment	$285,335	$259,491
Plant Equipment & Production Tooling	606,704	79,272
Trade Show Booth	53,138	53,138
Leasehold Improvements	2,727	2,220
Total Property and Equipment	947,904	394,121
Less: Accumulated Depreciation	(424,251)	(349,025)
Net Property and Equipment	$523,653	$45,096

 NOTE 6 – RELATED PARTY TRANSACTIONS

On January 2, 2008, a trust controlled by the Company’s Chief Executive Officer agreed to convert $1,000,000 in debt the Company owed to the trust into 1,000,000 shares of the Company's common stock.

On September 30, 2008, the Company entered into a promissory note for $525,826 with the Company’s Chief Executive Officer. The promissory note carries interest at 7% and the balloon payment is due in full on December 31, 2012.  This loan is considered a commercial loan under the Uniform Commercial Code and is secured by a blanket lien on the Company’s assets.

The table below details transactions related to the advances and repayments to the Company's Chief Executive Officer during the year ended December 31, 2009 and 2008:

Beginning Balance Payable, January 1, 2008	$1,647,687
Repayments	(196,575)
Advances	50,190
Conversion of note to common stock	(1,000,000)
Accrued Interest	37,893
Ending Balance Payable, December 31, 2008	$539,195
Repayments	(95,999)
Advances	48,270
Accrued Interest	37,744
Ending Balance Payable, as of December 31, 2009	$529,210

Interest expense on related party debt for the years ending December 31, 2009 and 2008, was $57,304 and $37,893, respectively.

On March 7, 2009, the Company hired an outside consultant as its Chief Financial Officer who was awarded 160,000 shares of the Company’s common stock.  .  The agreement with the consultant was terminated on July 27, 2009.  The transaction was recorded at $160,000 and expensed as professional fees.

On May 31, 2009 the Company renegotiated three individual loans and entered into one note payable.  The note carries interest at 7% and the outstanding principal and interest is due in full on December 31, 2011. The balance outstanding at December 31, 2009 is $267,227.

During the years ended December 31, 2009, 2008 and 2007, the Company has received services from its CEO for which salary was not drawn and no repayment is required.  These services have expensed as salary and wages and have been credited to additional paid in capital. The value of the services rendered in 2009 and 2008 were $24,750 and $33,000, respectively.

NOTE 7 - STOCKHOLDERS’ EQUITY

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

During the year ended December 31, 2009 the Company issued 2,310,600 shares of common stock and recognized a total of $626,150 in expenses related to these issuances.  During the year ended December 31, 2008 the Company issued 1,230,726 shares for services and recognized a total of $1,230,726 in expenses related to these issuances.

NOTE 8 - TAXES

No provision has been made in the financial statements for income taxes because the Company has accumulated losses from operations since inception.  Any deferred tax benefit arising from the operating loss carried forward is offset entirely by a valuation allowance since it is currently not likely that the Company will be significantly profitable in the near future to take advantage of the losses.

The following table shows the components of the Company’s deferred tax assets.

	Years Ended December 31,
	2009	2008
Deferred tax assets
Loss carry forwards (expire through 2030)	$6,389,283	$5,453,684
Stock compensation expense	(1,856,876)	(1,230,726)
Total gross deferred tax Asset	4,532,407	4,222,958
Valuation allowance	(4,532,407)	(4,222,958)
Net deferred taxes	-	-
Deferred tax liabilities	-	-
Net deferred taxes	$-	$-

The valuation allowance has increased $309,449 during the period ended December 31, 2009.

NOTE 9 - COMMITMENTS & CONTINGENCIES

Operating Leases

On February 1, 2007, the Company entered into a thirty-six month lease agreement with an unrelated party for approximately 5,500 square feet of manufacturing and office space in Salinas, California.  The following table summarizes the Company’s future minimum lease payments under operating lease agreements for the five years subsequent to December 31, 2009:
Year Ended
December 31,
2010	$42,865
2011	43,937
$86,802

The Company recognizes lease expense on a straight-line basis over the life of the lease agreement. Contingent rent expense is recognized as it is incurred. Total rent expense in continuing operations from operating lease agreements was $38,740 and $46,735 for the years ended December 31, 2009 and 2008, respectively.

Litigation

The Company may be involved from time to time in ordinary litigation that will not have a material effect on its operations or finances. The Company is not aware of any pending or threatened litigation, except as outlined below, against the Company or the Company's officers and directors in their capacity as such that could have a material impact on the Company's operations or finances.

The only litigation that the Company is aware of at this time is a threatened suit by Criterion Capital that is based on an alleged contract breach asserted by Criterion. The Company intends to defend this case if so occurs, and counterclaim with their own breach of contract.

NOTE 10 – ASSET PURCHASE AGREEMENT

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

The tangible acquired assets include Caldwell’s;
•	Golf club inventory,
•	Components, golf club heads, hand tools, fixtures,
•	Production tooling for Caldwell Golf, etc.,
•	Miscellaneous items including, production assembly tables, storage racks, pallet jacks, and forklifts.

The intangible acquired assets include Caldwell’s
•	Company patents,
•	Company trademarks
•	Research & Development product files

The Company valued the total purchase of the assets at $3,274,507 based on a fair market valuation obtained from a qualified third party business valuation specialist.  The Company received inventory valued at $1,878,655, $524,232 of property and equipment, and $871,620 in patents, and trademarks and other intangible assets.  These valuations were conducted pursuant to the Uniform Standards of Professional Valuation Practice (USAP) and the code of Ethics and Business Valuation Standards of the Institute of Business Analysts.

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

NOTE 11 – FAIR VALUE OF ASSETS AND LIABILITIES

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

The method described above may produce a current fair value calculation that may not be indicative of net realizable value or reflective of future fair values. If a readily determined market values became available or if actual performance were to vary appreciably from assumptions used, assumptions may need to be adjusted, which could result in material differences from the recorded carrying amounts. The Company believes its method of determining fair value is appropriate and consistent with other market participants. However, the use of different methodologies or different assumptions to value certain financial instruments could result in a different estimate of fair value.

NOTE 11 – FAIR VALUE OF ASSETS AND LIABILITIES (CONTINUED)

The following tables present the fair value of financial instruments as of December 31, 2009, by caption on the condensed balance sheet and by ASC 820 valuation hierarchy described above.

Assets and liabilities measured at fair value on a recurring				Total
and nonrecurring basis at December 31, 2009:				Carrying
Nonrecurring:	Level 1	Level 2	Level 3	Value
Notes Payable – Related Party	$-	$-	$(796,437)	$(796,437)

Notes Payable
Level 3 Reconciliation:	– Related Party
Level 3 assets and liabilities at December 31, 2008:	$(773,710)
Purchases, sales, issuances and settlements (net)	(22,727)
Total level 3 assets and liabilities at December 31, 2009	$(796,437)

NOTE 12 – SUBSEQUENT EVENTS

On February 11, 2010, the Company issued 100,000 shares of common stock for cash.

On March, 16, 2010, the Company issued 35,388 shares of common stock for consulting services.

On March 23, 2010, the Company agreed to settle a $6,000 payable for 150,000 shares of restricted common stock.

On March 24, 2010, the Company signed $150,000 in convertible promissory notes.  The notes bear interest at 15%, and are  due on March 24, 2012 and are convertible at the option of the holder. As part of the agreements, the Company is required to file an S-1 registration on or before May 1, 2010, and has placed 30 million shares into escrow to be made available for possible conversion of the promissory notes

On March 24, 2010, the Company used funds from a convertible promissory note to pay down accounts payable by $50,000 and notes payable to related parties by $50,000.

On April 6, 2010, the Company issued 208,333 shares in the conversion of debt.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

(3)  Dismissal of Independent Accounts:

(i)  On August 27, 2009 the Company was informed that the Public Company Accounting Oversight Board ("PCAOB") revoked the registration of Moore & Associates who was serving as the Company’s independent registered public accounting firm.  The revocation was a result of Moore’s violation of PCAOB rules and auditing standards.  This revocation of Moore’s registration required the Company to have reaudited financial statements previously issued for the fiscal years ended December 31, 2007 and 2008.

(4)  New Independent Accountants:

(i) Our Board of Directors approved the decision to engage Farber Hass Hurley, LLP.

(ii)  We engaged as our new independent auditors as of September 27, 2009.  Prior to such date, we did not consult with FHH regarding (i) the application of accounting principles, (ii) the type of audit opinion that might be rendered, or (iii) any other matter that was the subject of a disagreement between the Company and its former auditor as described in Item 304(a)(1)(iv) of Regulation S- B.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our Chief Executive Officer, President, and Chief Financial Officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company.  The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared.

The Certifying Officers responsible for establishing and maintaining adequate internal control over financial reporting for the Company used the Internal Control over Financial Reporting Integrated Framework issued by Committee of Sponsoring Organizations’ (COSO) to conduct an extensive review of the Company's “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15-d-15(e)) as of the end of each of the periods covered by this report (the “Evaluation Date”).  Based upon that evaluation, the Certifying Officers concluded that, as of December 31, 2009, our disclosure controls and procedures were not effective in ensuring that the information we were required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms.

The Certifying Officers based their conclusion on the fact that the Company has identified a material weakness in controls over financial reporting, detailed below.  In order to mitigate this risk, the Company has contracted with consultants with expertise in US GAAP and SEC financial reporting standards to review and compile all financial information prior to filing that information with the SEC.  There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Management used the Internal Control over Financial Reporting Integrated Framework issued by Committee of Sponsoring Organizations’ (COSO) to conduct an extensive review of the Company’s internal controls over financial reporting to make that evaluation.  As of December 31, 2009, the Company had a deficiency in internal controls that constituted a material weakness in internal controls. Due to this material weaknesses, management concluded that internal controls over financial reporting as of December 31, 2009 were not effective, based on COSO’s framework.

This deficiency is attributed to the fact that the Company does not have adequate resources to address complex accounting issues as well as an inadequate number of persons to whom it can segregate accounting tasks within the company so as to ensure the separation of duties between those persons who approve and issue payment from those persons who are responsible to record and reconcile such transactions within the Company’s accounting system.  This control deficiency will be monitored and attention will be given to the matter as the Company begins operations as an active business entity. Management has concluded that this control deficiency constituted a material weakness that continued throughout fiscal year 2009  In order to mitigate this risk, the Company has contracted with consultants with expertise in US GAAP and SEC financial reporting standards to review and compile all financial information prior to filing that information with the SEC.  There were no significant changes in our internal control over financial reporting or in other factors that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the names, ages, and positions of our executive officers and directors as of April 9, 2010.

NAME	AGE	POSITION

Lee Miller	69	Chief Executive Officer & Interim CFO
David Otterbach	51	Chief Operating Officer & Secretary
David Worrell	46	Director

Certain Significant Employees

NAME	AGE	POSITION
Greg Cottingham	55	General Manager

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

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Current Issues and Future Management Expectations

No board audit committee has been formed as of the filing of this Annual Report.

Code of Ethics

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer.

ITEM 11 - EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer during the years ended December 31, 2009 and 2008 in all capacities for the accounts of our executive, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Totals
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Lee Miller	2009	33,000	-	-	-	-	-	-	33,000
(CEO, Interim CFO)	2008	33,000	-	-	-	-	-	-	33,000
David Otterbach	2009	36,000	-	-	-	-	-	-	36,000
(COO)	2008	36,000	-	20,000	-	-	-	-	56,000

Option Grants Table
There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table through December 31, 2009.

Aggregated Option Exercises and Fiscal Year-End Option Value Table
There were no stock options exercised during period ending December 31, 2009 by the executive officer named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table
There were no awards made to a named executive officer in the last completed fiscal year under any LTIP.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. Total compensation for Company officers totaled $71,500 for the year ended December 31, 2009.

Employment Agreements

We do not have any employment agreements in place with our officers or directors.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of April 9, 2010 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Common Stock	Lee Miller	11,456,219 (2)	57.66%
	Address:
	25943 Deer Run Lane
	Salinas, CA 93908

Common Stock	Wylie Mitchell	1,132,670 (3)	5.7%
	Address:
	43 Harper Canyon Road
	Salinas, CA 93908

Common Stock	Adam Levin	1,205,726 (4)	6.07%
	Address:
	11648 Ventura Boulevard
	Suite 595
	Studio City, CA 91604

Common Stock	All executive officers and directors as a group	12,588,889	69.43%

(1)     Based upon 19,900,388 shares outstanding as of April 9, 2010.
(2)     Represents 11,456,219 shares held by the Miller Family Trust as of April 9, 2010.
(3)     Represents 1,132,670 shares held by the Mitchell Family Trust as of April 9,, 2009.
(4)     Adam Levin beneficially owns 1,205,726 shares through his ownership of Criterion Capital Partners, LLC.

Stock Option Grants

We have not granted any stock options to our executive officer since our incorporation.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

On May 31, 2009 the Company renegotiated three individual loans and entered into one note payable.  The note carries interest at 7% and the outstanding principal and interest is due in full on December 31, 2011. The balance outstanding at December 31, 2009 is $267,227.

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

On February 28, 2009, the Company entered into a convertible promissory note with an unaffiliated individual for $5,000.  The convertible promissory note carries interest at 7% per annum and is due on demand on November 25, 2009.  Upon maturity and if not paid in full, the convertible promissory note is convertible into the Company's common stock at the current market value of Company’s common stock at the holder’s discretion.  This note has been repaid in full as of December 31, 2009.

On March 7, 2009, the Company hired an outside consultant as its Chief Financial Officer who was awarded 160,000 shares of the Company’s common stock.  The Company issued 160,000 shares of the Company’s restricted common stock on May 3, 2009.  The agreement with the consultant was terminated on July 27, 2009.  The transaction was recorded at $160,000, based on the value of the shares issued.

Interest expense on related party debt for the years ending December 31, 2009 and 2008, was $57,304 and $37,893, respectively.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended December 31, 2009 and 2008, we were billed approximately $66,000 and $27,000 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

The Company issued 250,000 shares of common stock for $25,000 worth of audit related services incurred for the year ended December 31, 2009.

Tax Fees

For the Company’s fiscal year ended December 31, 2009 and 2008, we were billed $1,700 and $4,900 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2009 and 2008.

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

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:
▪	approved by our audit committee; or
▪
entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

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

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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

Dated: April 14, 2010

By /s/ Lee Miller
Lee Miller,
Chief Executive Officer and Interim Chief Financial Officer

In accordance with the requirements of the Securities Act of 1933, as amended, this registration statement was signed below by the following persons in the capacities and on the dates stated.

/s/ Lee Miller	/s/ David Otterbach
Name: Lee Miller	Name: David Otterbach
Title: Chief Executive Officer, Interim Chief Financial Officer and Principal Accounting Officer	Title: Director, Chief Operating Officer

/s/ David Worrell
Name: David Worrell
Title: Director