Form 10-Q
period 2010-03-31
FEEL GOLF CO INC
filed 2010-05-14
CIK 1141673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,141,661 common shares outstanding as of May 12, 2010.

FEEL GOLF COMPANY, INC.

 PART I — FINANCIAL INFORMATION

FEEL GOLF CO., INC.
Condensed Balance Sheets

ASSETS
	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
CURRENT ASSETS

Cash	$29,928	$6,848
Accounts receivable, net	17,823	17,484
Barter receivable	64,343	64,828
Receivable from shareholder	8,568	17,137
Inventory, net	1,912,739	1,929,647
Prepaid expenses	33,462	48,032
Total Current Assets	2,066,863	2,083,976

PROPERTY, PLANT and EQUIPMENT, net	500,245	523,653

OTHER ASSETS
Intellectual property, net	784,458	828,039
Other assets	3,952	3,952

TOTAL ASSETS	$3,355,518	$3,439,620

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$363,633	$394,458
Total Current Liabilities	363,633	394,458

LONG-TERM LIABILITIES

Convertible debenture, net	12,791	-
Related party notes payable	757,136	796,437
Total Long-term Liabilities	769,927	796,437

TOTAL LIABILITIES	1,133,560	1,190,895

STOCKHOLDERS' EQUITY

Preferred stock, $0.0001 pare value; 10,000,000 shares
authorized, no shares outstanding	-	-
Common stock, $0.001 par value; 2,000,000,000 shares
authorized, 19,706,055 and 19,406,179 shares
issued and outstanding, respectively	19,707	19,407
Additional paid-in capital	8,775,841	8,618,601
Accumulated deficit	(6,573,590)	(6,389,283)
Total Stockholders' Equity	2,221,958	2,248,725

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,355,518	$3,439,620

The accompanying notes are an integral part of these condensed financial statements.

FEEL GOLF CO., INC.
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2010	2009
		(Restated)

REVENUES, NET	$67,618	$68,766
COST OF SALES	29,731	28,922
GROSS PROFIT	37,887	39,844

OPERATING EXPENSES
Salaries	22,453	35,433
Advertising	25,161	10,305
Rent	9,300	10,455
Professional fees	43,910	131,658
Depreciation	66,989	9,492
Other selling, general and administrative expenses	26,256	15,852

Total Operating Expenses	194,069	213,195

LOSS FROM OPERATIONS	(156,182)	(173,351)

OTHER INCOME AND (EXPENSE)

Interest income	269	97
Interest expense	(14,456)	(9,170)
Interest expense - related party	(13,938)	(13,653)

NET LOSS BEFORE TAXES	(184,307)	(196,077)

Income taxes	-	-

NET LOSS	$(184,307)	$(196,077)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF BASIC AND
DILUTED COMMON SHARES OUTSTANDING	19,492,609	15,845,745

The accompanying notes are an integral part of these condensed financial statements.

FEEL GOLF CO., INC.
Condensed Statements of Stockholders' Equity
(Unaudited)
			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2009	19,406,175	19,407	8,618,601	(6,389,283)	2,248,725

Common stock issued for cash
at $0.06 per share	100,000	100	5,900	-	6,000

Common stock issued to settle accounts
payable at $0.04 per share	150,000	150	5,850	-	6,000

Common stock issued for services at an
average of $0.14 per share	49,880	50	7,028	-	7,078

Value of beneficial conversion feature	-	-	138,462	-	138,462

Net loss for the three months
ended March 31, 2010	-	-	-	(184,307)	(184,307)

Balance, March 31, 2010	19,706,055	$19,707	$8,775,841	$(6,573,590)	$2,221,958

The accompanying notes are an integral part of these condensed financial statements.

FEEL GOLF CO., INC.
Condensed Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES		(Restated)

Net Loss	$(184,307)	$(196,077)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Depreciation	66,989	9,492
Stock issued for services	7,078	110,968
Stock issued to settle accounts payable	6,000	-
Services donated by company officer	-	8,250
Amortization of beneficial conversion feature	1,253	-
Changes in operating assets and liabilities:
Accounts receivable	(339)	19,785
Barter receivable	485	2,350
Inventory	16,908	8,655
Receivable from shareholder	8,569	-
Prepaid expenses	14,570	(2,507)
Accounts payable and accrued expenses	(30,825)	7,262
Other assets	-	696

Net Cash Used in Operating Activities	(93,619)	(31,126)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	-	(2,700)

Net Cash Used in Investing Activities	-	(2,700)

CASH FLOWS FROM FINANCING ACTIVITIES

Net proceeds from sale of common stock	6,000	-
Repayment of related party payable	(54,049)	(8,023)
Proceeds from related party notes payable	14,748	52,956
Proceeds from convertible debentures	150,000	-

Net Cash Provided by Financing Activities	116,699	44,933

NET INCREASE IN CASH	23,080	11,107
CASH AT BEGINNING OF PERIOD	6,848	5,220
CASH AT END OF PERIOD	$29,928	$16,327

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$15,665	$5,311

The accompanying notes are an integral part of these condensed financial statements.

NOTE 1 - PRESENTATION

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at Mach 31, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2009 audited financial statements.  The results of operations for the period ended March 31, 2010 is not necessarily indicative of the operating results for the full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements
In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset de-recognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

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

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

NOTE 2 - GOING CONCERN (CONTINUED)

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – INVENTORY

As of March 31, 2010 and December 31, 2009, the Company’s inventories comprised the following:

	2010	2009
Raw Materials	$970,918	$981,063
Finished Goods	941,821	948,584
Total Inventory	$1,912,739	$1,929,647

NOTE 4 – RELATED PARTY TRANSACTIONS

Over the course of the Company’s history loans for operating purposes have been made to the Company by the officers of the Company. The related party notes payable total $757,136 at March 31, 2010 and $796,437 at December 31, 2009, respectively.  These notes carry interest at 7% and have balloon payments that are due in full on December 31, 2012.  One loan is unsecured and the other is considered a commercial loan under the Uniform Commercial Code and is secured by a blanket lien on the Company’s assets.  The secured loan totals approximately $526,000 as of March 31, 2010.  For the three months ended March 31, 2010 and 2009, the Company accrued $13,938 and $12,983 in interest expense on these loans.

 NOTE 5 – CONVERTIBLE DEBENTURES

On March 19, 2010 the Company entered into a convertible debenture with a third party.  This debenture carries interest at 15% per annum, is due in full on March 19, 2012, and is collateralized by 30,000,000 shares of the Company’s common stock held in escrow.  At the option of the holder, any outstanding principle and unpaid interest balance is convertible into shares of the Company’s common stock.  The conversion price is the higher of a) 50% of the average of the five lowest closing prices for the Company’s stock during the previous 15 trading days or b) $0.0001.

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms and determined that a beneficial conversion feature (BCF) exists.  The Company calculated the value of the BCF using the intrinsic method as stipulated in ASC 470.  Based on the stock price on the day of commitment, the discount as agreed to in the debenture, and the number of convertible shares, the BCF was valued at $138,462.  The BCF has been recorded as a discount to the debenture payable and to Additional Paid-in Capital.

In accordance with ASC 470, the Company is amortizing the BCF over the life of the contract.  As of March 31, 2010 the Company has recognized $1,253 in amortization which has been charges to interest expense resulting in a carrying value of $12,791 as of March 31, 2010.

NOTE 6 - STOCKHOLDERS’ EQUITY

On January 7, 2010 the Company issued 7,000 shares of its common stock for services valued at $1,750.

On February 2, 2010 the Company sold 100,000 shares of its common stock to an investor for $6,000 cash.

On March 1, 2010 the Company issued 7,000 shares of its common stock for services valued at $1,740.

On March 16, 2010 the Company issued 35,880 shares of its common stock for services valued at $3,588.

On March 22, 2010 the Company issued 150,000 shares of its common stock the settle accounts payable totaling $6,000.

As of March 31, 2010, the Company’s board of directors approved an increased in the authorized shares of common stock from 100,000,000 to 2,000,000,000 shares.

 NOTE 7 – SUBSEQUENT EVENTS

On April 6, 2010, the Company issued 435,606 shares of its common stock in the conversion of debt amounting to $9,888.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR RESULTS OF OPERATIONS. CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This report includes "forward-looking statements" that may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters.

When used in this report, the words "may," "will," expect," anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position.

We caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in forward-looking statements. Although we believe the expectations reflected in these forward-looking statements are reasonable, such expectations cannot guarantee future results, levels of activity, performance or achievements.

Company Overview

Our financial statements for the three months ended March 31, 2010 and 2009 reflect net operating losses of $184,307 and $196,077, respectively.  This is based on gross revenues of $67,618 and $68,766 for the three months ended March 31, 2010 and 2009, respectively.

Plan of Operation

While we make golf clubs and golf grips, our primary business and marketing plans is be focused on our golf grips and wedges. We believe we can launch an aggressive but well-directed marketing campaign to rapidly grow our revenue and significantly maximize our market potential.  To reach the mass market, we will more frequently advertise our grips, the Full ReleaseTM Performance grips in particular, on The Golf Channel in the U.S. We plan to develop additional strategic advertising and promotion plans including key industry endorsements, press releases, additional TV spots, major golf magazine print ads, our sponsored media days for major magazine equipment writers, weekly schedules with retailer demo days, enhanced and continual in-store support programs, open-to-the public as well as privately sponsored clinics, annual trade-shows, and continuous in-house productions of articles and editorials.

We currently do not have the necessary capital to implement our marketing campaign and if successful in raising sufficient capital for marketing, there can be no assurance that this capital and/or increased marketing efforts will increase revenues.   There can also be no assurance we will be successful in raising sufficient marketing capital to implement this campaign. Assuming we are able to raise sufficient capital in support of our marketing strategy, we plan to develop five distinct sales channels:

•	Direct to Consumer: We plan to use direct response marketing in advertisement and infomercials, running primarily on Golf Channel, websites and national print media.
•	Wholesale Distribution: We plan to employ a well-trained and efficient sales staff to sell and provide ongoing marketing and in-store support to U.S. major golf retailers.
•	Internet Sales: We plan to hire a skilled employee to market our line of products on the Internet and on our website.
•
International: Asia is a prominent international market where golf as a sport is rapidly growing. We plan to hire representatives to be responsible for training our international distributors. Our international distributors are responsible for their own marketing and expenditures.

•
Call Center and Inside Sales: We plan to further assemble an effective in house telemarketing sales force to sell direct to our consumers and handle both inbound and outbound customer communications and sales.

Results of Operations

The following table sets forth our results of the operations for the three months ended on March 31, 2010 and 2009.

Three Months Ended March 31, 2010 and 2009

	March 31, 2010	March 31, 2009	Increase (Decrease)	Percentage Increase (Decrease)
Revenues	$67,618	$68,766	$(1,148)	$-1.7%
Cost of Sales	29,731	28,922	809	2.8%
Gross Profit	37,887	39,844	(1,957)	-4.9%
Operating Expenses	194,069	173,351	20,718	12.0%
Other Expenses	28,125	22,726	5,399	23.8%
Income Taxes	-	-	-	0.0%
Net Loss	$(184,307)	$(156,233)	$(28,074)	$18.0%

Basic and Diluted Loss Per Common Shares	$(0.01)	$(0.01)	(0.00)	29.0%

Weighted Average Basic and Diluted Common Shares Outstanding	14,492,609	15,845,745	(1,353,136)	-8.5%

Revenues

For the three months ended March 31, 2010, revenues decreased 1.7% from the three months ended March 31, 2009.  The slow economy and uncertain financial sector has negatively impacted our sales and plans to expand operations.  We intend on implementing a targeted marketing and advertising campaign in 2010 and will focus on expanding sales of our highly profitable golf grip products as opposed to our golf clubs.  However, we will require capital, likely in the form of an equity issuance or from a merger, if we are to finalize and implement our marketing and advertising plans.  If capital is raised to fund advertising and marketing expenditures then we believe that our revenues could increase dramatically.  If we are unable to raise capital then we will likely maintain revenues within a similar range as 2009 assuming we are able to continue operations.

Cost of Sales

For the three months ended March 31, 2010, our costs of sales increased 2.8% from the same period in 2009.  This increase is due to the new product mix that includes the newly acquired inventory from Caldwell Golf.

If our marketing plans are implemented and successful, we believe we can maintain our current gross margins.  However, if wholesale pricing opportunities present themselves, we will likely be aggressive with our pricing in the hope of obtaining significant wholesale revenues to further expand our operations. If we succeed in obtaining significant wholesale contracts, our gross margins may decrease throughout 2010.

Gross Profit

For the three months ended March 31, 2010, our gross profit decreased 4.9% from the same period in 2009. The poor economy during 2009 and 2010 has continued to hurt our retail sales which drove down our gross margins for this most recent quarter.

Operating Expenses

For the three months ended March 31, 2010, our operating expenses decreased by $20,718, or 12%. Salaries and professional fees declined significantly during the period due to a decrease in stock issued for services during the periods of approximately $103,000.  Cost savings in these areas were partially offset by increases in advertising expenses along with other selling and administrative expenses as the Company is attempting to sell the significant quantities of Caldwell Golf inventory acquired during 2009.  Depreciation is also significantly higher due to the acquisition of fixed assets from Caldwell Golf.

Other Expenses

For the three months ended March 31, 2010, our other expenses increased $5,399 from the year ended March 31, 2010. Interest expense on debts explains this increase.  Part of that increase is due to the amortization of a beneficial conversion feature recorded on a convertible note payable entered into during 2010 (see footnote 5)

Net Loss

For the three months ended March 31, 2010, our net loss increased $28,074 or 18% over the three months ended March 31, 2009. Of this total loss of $184,307 for the three months ended March 31, 2010, approximately $13,000 was due to non-cash, stock-based payments for services and to settle trade payables and $67,000 was due to depreciation and amortization for a total of approximately $80,000 in non-cash expenses.

Currently, our revenues are not large enough to create a breakeven scenario.  We need capital to expand operations and develop new revenue contacts.  If we are able to raise capital during 2010, then revenue will likely increase as a result of advertising and marketing and the possibility of us becoming profitable will be more likely.

Liquidity and Capital Resources

At March 31, 2010, we had cash of $29,928 as compared to cash of $6,848 as of December 31, 2009. Net cash used in operating activities for the three months ended March 31, 2010 and 2009 was $93,619 and $31,126, respectively.  This increase in cash used in operating activities as compared to the comparable period of the prior year is primarily the result of a pay-down of accounts payable of approximately $60,000 from loan proceeds.  We are  incurring approximately $12,000 in additional expenses per month as result of being a public company.  We are intent on conserving our cash and generating additional revenues and profits through current contacts and distributors.  However, if we are successful raising capital we will likely utilize the capital to increase advertising and marketing efforts in the hope that the expenditures will drive sales growth.

Cash flows used in investing activities totaled $-0- and $2,700 for the three months ended March 31, 2010 and 2009, respectively.

Cash flows provided by financing activities totaled $116,699 and $44,933 during the three months ended March 31, 2010 and 2009, respectively.  During the three months ended March 31, 2010, we made repayments to loans made by related parties of $54,049.  The related parties also advanced a total of $14,748.  During 2009, repayments and borrowings from related parties totaled $8,023 and $52,956.  During the three months ended March 31, 2010, we sold stock for total proceeds of $6,000 as compared to $-0- in 2009 and borrowed $150,000 in convertible notes in 2010 as compared to $-0- in 2009.

At the present level of business activity, our ongoing monthly gross operating cash disbursements are expected to average approximately $30,000. As of March 31, 2010, we have working capital of $1,703,230.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future.  Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Disclosure controls and procedures (as defined in Rules  13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  Disclosure and control procedures are also designed to ensure that such information is accumulated and communicated to management, including the chief executive officer and principal accounting officer, to allow timely decisions regarding required disclosures.

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of March 31, 2010, our disclosure controls and procedures were not effective due to a lack of adequate segregation of duties and the absence of an audit committee.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the first quarter of fiscal 2010. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the first quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 26, 2010, the Company issued 100,000 shares of restricted common stock to Glenn Puro, for $6,000.  The transaction with Glen Puro was recorded at $6,000 based on a discount to the then current bid price of the Company’s common stock.

On March 16, 2010, the Company issued 35,880 shares of restricted common stock to Tom Runzo for services provided by Equisolve.  The transaction with Tom Runzo was recorded at $3,588 based on the value of the services provided the Company.

On March 22, 2010, the Company issued 150,000 shares of restricted common stock to J Crane & Company, Ltd.  This transaction with J Crane & Company Ltd. was recorded at $6,000 based on the outstanding balance the Company had with J Crane and Company Limited for services rendered as the Company’s former CFO.  This share issuance reduced the Company’s outstanding balance with J Crane & Company Ltd. to zero.

On March 23, 2010, the Company issued 30,000,000 shares of restricted common stock to an Escrow Agent, Jonathan D. Leinwand, P.A.  These shares are to be held in escrow pursuant to the an agreement signed by the Company with an Accredited Investor, and are to be available and certain amounts to the Accredited Investor, only upon terms of default by the Company – as outlined in the agreements with the Accredited Investor. The Company filed this transaction and related documents in its Form 8K with the SEC on March 29, 2010.

On April 6, 2010, the Company issued 435,606 shares of its common stock for the conversion of debt amounting to $9,888.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

NONE.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

NONE.

ITEM 5. OTHER INFORMATION.

NONE.

ITEM 6. EXHIBITS.

Exhibits. No.	Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEEL GOLF COMPANY, INC. (Registrant)

Date: May 12, 2010	By:	/s/ Lee Miller
Lee Miller Chief Executive Officer and Chief Financial Officer