Form 10-Q
period 2010-06-30
FEEL GOLF CO INC
filed 2010-08-16
CIK 1141673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑    QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 82,649,706 common shares outstanding as of August 1, 2010.

FEEL GOLF COMPANY, INC.

 PART I — FINANCIAL INFORMATION

Index to Financial Statements

CONDENSED BALANCE SHEETS	F-2

CONDENSED STATEMENTS OF OPERATIONS	F-3

CONDENSED STATEMENTS OF CASH FLOWS	F-4

NOTES TO THE CONDENSED FINANCIAL STATEMENTS	F-5

FEEL GOLF CO., INC.
Condensed Balance Sheets

ASSETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
CURRENT ASSETS
Cash	$5,114	$6,848
Accounts receivable, net	19,656	17,484
Barter receivable	9,948	64,828
Receivable from shareholder	7,794	17,137
Inventory, net	1,825,474	1,929,647
Prepaid expenses	179,383	48,032
Total Current Assets	2,047,369	2,083,976

PROPERTY, PLANT and EQUIPMENT, net	476,835	523,653

OTHER ASSETS
Intellectual property, net	740,877	828,039
Other assets	3,400	3,952

TOTAL ASSETS	$3,268,481	$3,439,620

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$410,788	$394,458
Total Current Liabilities	410,788	394,458

LONG-TERM LIABILITIES
Convertible debenture, net	27,980	-
Related party notes payable	795,778	796,437
Total Long-term Liabilities	823,758	796,437

TOTAL LIABILITIES	1,234,546	1,190,895

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares
authorized, 708,200 and -0- shares
issued and outstanding, respectively	71	-
Common stock, $0.001 par value; 2,000,000,000 shares
authorized, 76,012,330 and 19,406,179 shares
issued and outstanding, respectively	76,013	19,407
Additional paid-in capital	12,810,024	8,618,601
Accumulated deficit	(10,852,173)	(6,389,283)
Total Stockholders' Equity	2,033,935	2,248,725

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,268,481	$3,439,620

The accompanying notes are an integral part of these condensed financial statements.

FEEL GOLF CO., INC.
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

REVENUES, NET	$149,738	$183,092	$217,356	$251,955
COST OF SALES	138,163	38,861	167,894	67,783
GROSS PROFIT	11,575	144,231	49,462	184,172

OPERATING EXPENSES
Salaries	24,671	24,371	47,124	47,199
Stock based compensation	3,923,360	49,032	3,923,360	160,000
Advertising	129,912	2,404	155,073	9,241
Professional fees	51,636	30,012	75,981	46,595
Depreciation	32,071	13,347	137,461	22,839
Other selling, general and administrative expenses	37,127	239,401	72,683	277,093

Total Operating Expenses	4,198,777	358,567	4,411,682	562,967

LOSS FROM OPERATIONS	(4,187,202)	(214,336)	(4,362,220)	(378,795)

OTHER INCOME AND (EXPENSE)

Interest income	1	-	270	-
Interest expense	(63,581)	(4,752)	(78,037)	(3,941)
Interest expense - related party	(8,965)	(22,858)	(22,903)	(46,493)

Total Other Income and (Expense)	(72,545)	(27,610)	(100,670)	(50,434)

NET LOSS BEFORE TAXES	(4,259,747)	(241,946)	(4,462,890)	(429,229)
PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(4,259,747)	$(241,946)	$(4,462,890)	$(429,229)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.10)	$(0.02)	$(0.14)	$(0.03)

WEIGHTED AVERAGE NUMBER OF BASIC AND
DILUTED COMMON SHARES OUTSTANDING	44,598,213	16,032,363	32,114,763	15,938,969

The accompanying notes are an integral part of these condensed financial statements.

FEEL GOLF CO., INC.
Condensed Statements of Stockholders' Equity
(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2008 (Restated)	-	$-	15,845,575	$15,846	$4,696,755	$(5,453,684)	$(741,083)

Commons stock issued for services
at an average of $0.27 per share	-	-	2,310,600	2,311	623,839	-	626,150
Stock issued for purchase of assets	-	-	1,250,000	1,250	3,273,257	-	3,274,507
Fair value of services donated by shareholder	-	-	-	-	24,750	-	24,750
Net loss for the year
ended December 31, 2009	-	-	-	-	-	(935,599)	(935,599)
Balance, December 31, 2009	-	-	19,406,175	19,407	8,618,601	(6,389,283)	2,248,725

Common stock issued for cash
at $0.06 per share (unaudited)	-	-	100,000	100	5,900	-	6,000
Common stock issued to settle accounts
payable at $0.04 per share (unaudited)	-	-	150,000	150	5,850	-	6,000
Common stock issued for services at an
average of $0.01 per share (unaudited)	-	-	53,285,880	53,286	486,152	-	539,438
Common stock issued in conversion of debt at an
average of $0.01 per share (unaudited)	-	-	3,070,275	3,070	14,130	-	17,200
Preferred stock issued for services at an
average of $5.00 per share (unaudited)	708,200	71	-	-	3,540,929	-	3,541,000
Value of beneficial conversion feature (unaudited)	-	-	-	-	138,462	-	138,462
Net loss for the six months
ended June 30, 2010 (unaudited)	-	-	-	-	-	(4,462,890)	(4,462,890)

Balance, June 30, 2010 (unaudited)	708,200	$71	76,012,330	$76,013	$12,810,024	$(10,852,173)	$2,033,935

The accompanying notes are an integral part of these condensed financial statements.

FEEL GOLF CO., INC.
Condensed Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(4,462,890)	$(429,229)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Depreciation	133,980	22,839
Stock issued for services	3,930,438	315,775
Amortization of beneficial conversion feature	33,642	-
Changes in operating assets and liabilities:
Accounts receivable	(2,172)	15,797
Barter receivable	54,880	8,718
Inventory	104,173	105
Receivable from shareholder	9,343	1,000
Prepaid expenses	18,650	(3,216)
Accounts payable and accrued expenses	22,330	51,243
Other assets	552	444

Net Cash Used in Operating Activities	(157,074)	(16,524)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	-	(3,200)

Net Cash Used in Investing Activities	-	(3,200)

CASH FLOWS FROM FINANCING ACTIVITIES

Net proceeds from sale of common stock	6,000	-
Repayment of related party payable	(68,723)	(49,877)
Proceeds from related party notes payable	68,063	82,843
Proceeds from notes payable	150,000	5,117

Net Cash Provided by Financing Activities	155,340	38,083

NET DECREASE IN CASH	(1,734)	18,359
CASH AT BEGINNING OF PERIOD	6,848	5,220
CASH AT END OF PERIOD	$5,114	$23,579

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$22,962	$18,272
Income taxes	-	-
NON CASH FINANCING AND INVESTING ACTIVITIES
None

The accompanying notes are an integral part of these condensed financial statements.

FEEL GOLF COMPANY, INC.
Condensed Notes to the Financial Statements
June 30, 2010 and December 31, 2009

NOTE 1 - PRESENTATION

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2009 audited financial statements.  The results of operations for the period ended June 30, 2010 is not necessarily indicative of the operating results for the full year.

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

Recent Accounting Pronouncements
Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

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

FEEL GOLF COMPANY, INC.
Condensed Notes to the Financial Statements
June 30, 2010 and December 31, 2009

NOTE 3 – RELATED PARTY TRANSACTIONS

Over the course of the Company’s history loans for operating purposes have been made to the Company by the officers of the Company. The related party notes payable total $795,778 at June 30, 2010 and $796,437 at December 31, 2009, respectively.  These notes carry interest at 7% and have balloon payments that are due in full on December 31, 2012.  One loan is unsecured and the other is considered a commercial loan under the Uniform Commercial Code and is secured by a blanket lien on the Company’s assets.  The secured loan totals approximately $550,000 as of June 30, 2010.  For the six months ended June 30, 2010, the Company accrued $22,903 in interest expense on these loans.

NOTE 4 – CONVERTIBLE DEBENTURES

On March 19, 2010 and the Company entered into a convertible debenture with a third party.  This debenture carries interest at 15% per annum, is due in full on March 19, 2012, and is collateralized by 30,000,000 shares of the Company’s common stock held in escrow.  At the option of the holder, any outstanding principle and unpaid interest balance is convertible into shares of the Company’s common stock.  The conversion price is the higher of a) 50% of the average of the five lowest closing prices for the Company’s stock during the previous 15 trading days or b) $0.0001.

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

In accordance with ASC 470, the Company is amortizing the BCF over the life of the contract.  As of June 30, 2010 the Company has recognized $33,642 in amortization which has been charged to interest expense resulting in a carrying value of $27,980 as of June 30, 2010.

On six separate dates, the holder of this note elected to convert a total of $17,200 of this debenture into shares of common stock.  Based on the conversion terms, the holder received 3,070,275 shares of the Company’s common stock resulting in an average conversion price of $0.006 per share.

NOTE 5 - STOCKHOLDERS’ EQUITY

On March 10, 2010 the Company authorized the creation of Series A Preferred Stock.  The Company is authorized to issue 10,000,000 shares of its Series A Preferred stock at a par value of $0.0001 per share.  The Series A Preferred Stock have the following rights and provisions:

Voting: Holders of the Series A Preferred Stock have three hundred and fifty times the number of votes on all matters submitted to the shareholders that is equal to the number of share of Common Stock into which such holder’s shared of Series A Preferred Stock are then convertible.

Liquidation Preference:  The holders of the Series A Preferred Stock are entitled to receive five times the sum of assets or earnings available for distribution available for distribution to common stock holders.

Dividends: None

Conversion:  The shares of Series A Preferred Stock are convertible into shares of the Company’s Common Stock at the rate of 500 shares of Common Stock for each share of Series A Preferred Stock.

FEEL GOLF COMPANY, INC.
Condensed Notes to the Financial Statements
June 30, 2010 and December 31, 2009

NOTE 5 - STOCKHOLDERS’ EQUITY (CONTINUED)

On May 21, 2010 the Company issued 708,200 shares of its Series A Preferred Stock to Company officers for rendered to the Company.  The services were valued based on the value of the underlying common stock on the date of issuance multiplied by the number of convertible shares for each share of Preferred Stock.  Accordingly, the Company recognized a onetime $3,541,000 expense for stock compensation related to this issuance.

As of June 30, 2010, the Company’s board of directors approved an increased in the authorized shares of common stock from 100,000,000 to 2,000,000,000 shares.

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

On six separate dates, the holder of this note elected to convert a total of $17,200 of this debenture into shares of common stock.  Based on the conversion terms, the holder received 3,070,275 shares of the Company’s common stock resulting in an average conversion price of $0.006 per share.

On May 21, 2010 the Company issued 15,000,000 shares of its common stock as a prepayment for advertising services.  The contract was valued based on the $0.01 fair market value of the common stock on the date of issuance.

On May 21, 2010 the Company issued 38,236,000 shares of its common stock for services rendered to the Company.  The services were valued based on the $0.01 fair market value of the common stock on the date of issuance.

NOTE 6 – SUBSEQUENT EVENTS

On five separate dates, the holder of a convertible debenture elected to convert a total of $27,625 of the debenture into shares of common stock.  Based on the conversion terms, the holder received 3,227,376 shares of the Company’s common stock resulting in an average conversion price of $0.009 per share.

On June 17, 2010 the Company signed a convertible promissory note for $40,000.  The note bears interest at 8% per annum, is due on March 21, 2011, and in convertible into shares of the Company’s Common Stock at a discount of 45%.  Funds for this promissory note were not received until after the period end and thus the note was not recorded on the Company’s books as of June 30, 2010.

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

Company Overview

Our financial statements for the three months ended June 30, 2010 and 2009 reflect net operating losses of $4,259,747 and $241,946, respectively.  This is based on gross revenues of $149,738 and $183,092 for the three months ended June 30, 2010 and 2009, respectively.  Results for the for the six months ended June 30, 2010 and 2009 reflect net operating losses of $4,462,890 and $429,229, respectively.  This is based on gross revenues of $217,356 and $251,955 for the six months ended June 30, 2010 and 2009, respectively.

Plan of Operation

While we make golf clubs and golf grips, our primary business and marketing plans are focused on our golf grips and wedges. We believe we can launch an aggressive but well-directed marketing campaign to rapidly grow our revenue and significantly maximize our market potential.  To reach the mass market, we will more frequently advertise our grips, the Full ReleaseTM Performance grips in particular, on The Golf Channel in the U.S. We plan to develop additional strategic advertising and promotion plans including key industry endorsements, press releases, additional TV spots, major golf magazine print ads, our sponsored media days for major magazine equipment writers, weekly schedules with retailer demo days, enhanced and continual in-store support programs, open-to-the public as well as privately sponsored clinics, annual trade-shows, and continuous in-house productions of articles and editorials.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2010 and 2009

The following table sets forth our results of the operations for the three months ended on June 30, 2010 and 2009.

				Percentage
	June 30,	June 30,	Increase/	Increase/
	2010	2009	(Decrease)	(Decrease)
Revenues	$149,738	$183,092	$(33,354)	$-18%
Cost of Sales	138,163	38,861	99,302	256%
Gross Profit	11,575	144,231	(132,656)	-92%
Operating Expenses	(4,198,777)	(358,567)	(3,840,210)	1071%
Other Income (Expenses)	(72,545)	(27,610)	(44,935)	163%
Income Taxes	-	-	-	0%
Net Loss	$(4,259,747)	$(241,946)	$(4,017,801)	$1661%

Basic and Diluted Loss Per Common Shares	$(0.10)	$(0.02)	$(0.08)	531%

Weighted Average Basic and Diluted Common Shares Outstanding	44,598,213	16,032,363	28,752,468

Revenues

For the three months ended June 30, 2010, revenues decreased 18% from the three months ended June 30, 2009.  The slow economy and uncertain financial sector has negatively impacted our sales and plans to expand operations.  We intend on implementing a targeted marketing and advertising campaign in late 2010 and will focus on expanding sales of our highly profitable golf grip products as opposed to our golf clubs.  However, we will require capital, likely in the form of an equity issuance or from a merger, if we are to finalize and implement our marketing and advertising plans.  If capital is raised to fund advertising and marketing expenditures then the Company's revenues could increase dramatically.  If we are unable to raise capital then we will likely maintain revenues within a similar range as 2009 assuming we are able to continue operations.

Cost of Sales

For the three months ended June 30, 2010, our costs of sales increased 256% from the same period in 2009.  This increase is due to the new product mix that includes the newly acquired inventory from Caldwell Golf.  Since the acquisition of over $2,500,000 in inventory, the economic conditions have worsened requiring higher than expected volumes of sales at wholesale pricing.  The majority of our sales of Caldwell golf inventory have been at the wholesale level, which has negatively impacted our gross margin.  Our margins on our Feel Golf grips and golf accessories have maintained their historic average gross margins of  62%, with margins of 58% during the three months ended June 30, 2010.

If our marketing plans are implemented and successful, we believe we can improve our current gross margins as our wholesale and web retail sales would be boosted.  However, if wholesale pricing opportunities present themselves, we will likely be aggressive with our pricing in the hope of obtaining significant wholesale revenues to further expand our operations. If we succeed in obtaining significant wholesale contracts, our gross margins may continue at the current level throughout 2010 until capital can be acquired to invest in building a stronger retail outlet.

Gross Profit

For the three months ended June 30, 2010, our gross profit decreased 92% from the same period in 2009. The poor economy during 2009 and 2010 has continued to hurt our retail sales necessitating an increase in wholesale pricing which drove down our gross margins for this most recent quarter.

Operating Expenses

For the three months ended June 30, 2010, our operating expenses increased by $3,840,210, or 1,071%.   Of this increase, approximately $3,900,000 is attributable to non-cash stock compensation expense.  Stock and options issued to employees and consultants valued under ASC 805, totaled $3,923,360 as compared to $204,807 in 2009.  Absent of these one-time, non-cash expenses our operating expense for the three months ended June 30, 2010 and 2009 would have been $275,417 and $153,760 or a $121,657 (79%) increase from 2009.

The increase in operating costs absent of stock based compensation was attributable to increases in professional fees and advertising as we have sought to build the Company’s retail sales and acquire additional funding for acquisitions. Depreciation expense was also significantly higher due to the acquisition of fixed assets from Caldwell Golf.  Cost savings in our other selling and administrative expenses helped offset these increases.

We expect our operating expenses to continue to reflect a substantial amount of expense related to non-cash stock compensation expense as directors and officers have elected to receive a substantial portion of wages in stock to save cash and as the Company is using its common stock as a means to finance a large portion of its capital raising.  Absent of these additions to operating expenses, we expect to see a steady increase in operating activities if retail sales improve or if an acquisition is completed.  Otherwise, we expect our operating expenses remain at its current level.

Other Expenses

For the three months ended June 30, 2010, our other expenses increased $44,935 from the year ended June 30, 2009.  Interest expense on debts explains the majority of this increase.  Part of that increase is due to the amortization of a beneficial conversion feature recorded on a convertible note payable entered into during 2010 (see footnote 5).

Net Loss

For the three months ended June 30, 2010, our net loss increased $4,017,801 or 1,661% over the three months ended June 30, 2009.  Non-cash stock based compensation required by ASC 805 totaled $3,903,438.  Absent these expenses, our net loss would have been $356,309 as compared to $37,139 in 2009.

Currently, our revenues are not large enough to create a breakeven scenario.  We require capital to expand operations and develop new revenue contacts.  If we are successful in raising capital or completing an acquisition during 2010, then revenue will likely increase as a result of advertising and marketing and the possibility of us becoming profitable will be more likely.

Six Months Ended June 30, 2010 and 2009

The following table sets forth our results of operations for the six months ended on June 30, 2010 and 2009.

				Percentage
	June 30,	June 30,	Increase/	Increase/
	2010	2009	(Decrease)	(Decrease)
Revenues	$217,356	$251,955	$(34,599)	$-14%
Cost of Sales	167,894	67,783	100,111	148%
Gross Profit	49,462	184,172	(134,710)	-73%
Operating Expenses	(4,411,682)	(562,967)	(3,848,715)	684%
Other Income (Expenses)	(100,670)	(50,434)	(50,236)	100%
Income Taxes	-	-	-	0%
Net Loss	$(4,462,890)	$(429,229)	$(4,033,661)	$940%

Basic and Diluted Loss Per Common Shares	$(0.14)	$(0.03)	$(0.11)	418%

Weighted Average Basic and Diluted Common Shares Outstanding	32,114,763	15,938,969	16,175,794

Revenues

For the six months ended June 30, 2010, revenues decreased 14% from the six months ended June 30, 2009.  The slow global economy and an uncertain financial sector have negatively impacted our sales and plans to expand operations.  We intend on implementing a targeted marketing and advertising campaign in late 2010 and will focus on expanding sales of our highly profitable golf grip products as opposed to our golf clubs.  However, we will require capital, likely in the form of an equity issuance or from a merger, if we are to finalize and implement our marketing and advertising plans.  If capital is raised to fund advertising and marketing expenditures then our revenues could increase dramatically.  If we are unable to raise capital then we will likely maintain revenues within a similar range as 2009 assuming we are able to continue operations.

Cost of Sales

For the six months ended June 30, 2010, our costs of sales increased 148% from the same period in 2009.  This increase is due to the new product mix that includes the newly acquired inventory from Caldwell Golf. Since the acquisition of over $2,500,000 in inventory, global economic conditions have worsened requiring higher than expected volumes of sales at wholesale or lesser pricing.  The majority of our sales of Caldwell golf inventory have been at below wholesale level, which has negatively impacted our gross margin.  Our margins on our Feel Golf grips and golf accessories have maintained their historic average gross margins of  62%, with margins of  58% during the six months ended June 30, 2010.

If our marketing plans are implemented and successful, we believe we can improve our current gross margins as our retail sales would be boosted.  However, if wholesale pricing opportunities present themselves, we will likely be aggressive with our pricing in the hope of obtaining significant wholesale revenues to further expand our operations. If we succeed in obtaining significant wholesale contracts, our gross margins may continue at the current level throughout 2010 until capital can be acquired to invest in building a stronger retail outlet.

Gross Profit

For the six months ended June 30, 2010, our gross profit decreased 73% from the same period in 2009. The poor global economy during 2009 and 2010 has continued to hurt our wholesale and retail sales requiring a discount in wholesale pricing which drove down our gross margins for this most recent quarter.

Operating Expenses

For the six months ended June 30, 2010, our operating expenses increased by $3,848,715, or 684%.   Of this increase, approximately $3,900,000 is attributable to non-cash stock compensation expense.  Stock and options issued to employees and consultants valued under ASC 805, totaled $3,930,438 as compared to $315,775 in 2009.  Absent of these one-time, non-cash expenses our operating expense for the six months ended June 30, 2010 and 2009 would have been $481,244 and $247,192 or a $234,052 (95%) increase from 2009.

The increase in operating costs absent of stock based compensation was attributable to increases in professional fees and advertising as we have sought to build our retail sales and acquire additional funding for acquisitions. Depreciation expense was also significantly higher due to our acquisition of fixed assets from Caldwell Golf.  Cost savings in our other selling and administrative expenses helped offset these increases.

We expect our operating expenses to continue to reflect a substantial amount of expense related to non-cash stock compensation expense as directors and officers have elected to receive a substantial portion of wages in stock to save cash and as we are using our common stock as a means to finance a large portion of our capital raising.  Absent these additions to operating expenses, we expect to see a steady increase in operating activities if retail sales improve or if an acquisition is completed.  Otherwise, we expect our operating expenses remain at their current levels.

Other Expenses

For the six months ended June 30, 2010, our other expenses increased $50,236 from the year ended June 30, 2009.  Interest expense on debts explains the majority of this increase.  The majority of that increase is due to the amortization of a beneficial conversion feature recorded on a convertible note payable entered into during 2010 (see footnote 5).

Net Loss

For the six months ended June 30, 2010, our net loss increased $4,053,226 or 944% over the six months ended June 30, 2009.  Non-cash stock based compensation required by ASC 805 totaled $3,903,438.  Absent these expenses, our net loss would have been $559,452 as compared to $113,454 in 2009.

Currently, our revenues are not large enough to create a breakeven scenario.  We require capital to expand operations and develop new revenue contacts.  If we successful in raising capital or completing an acquisition during 2010, then revenue will likely increase as a result of advertising and marketing and the possibility of us becoming profitable will be more likely.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2010 and December 31, 2009

At June 30, 2010, we had cash of $5,114 as compared to cash of $6,848 as of December 31, 2009. Net cash used in operating activities for the six months ended June 30, 2010 and 2009 was $(157,074) and $(16,524), respectively.  This increase in cash used in operating activities as compared to the comparable period of the prior year is primarily the result of the net loss incurred during the period.  We are incurring approximately $22,000 in additional expenses per quarter as result of being a public company.  We are intent on conserving our cash and generating additional revenues and profits through current contacts and distributors.  However, if we are successful raising capital we will likely utilize the capital to increase advertising and marketing efforts in the hope that the expenditures will drive sales growth.

Cash flows used in investing activities totaled $-0- and $3,200 for the six months ended June 30, 2010 and 2009, respectively.

Cash flows provided by financing activities totaled $155,340 and $38,083 during the six months ended June 30, 2010 and 2009, respectively.  During the six months ended June 30, 2010, we made repayments to loans made by related parties of $68,723.  The related parties also advanced a total of $68,063.  During 2009, repayments and borrowings from related parties totaled $49,877 and $82,843.  During the six months ended June 30, 2010 we sold stock for total proceeds of $6,000 as compared to $-0- in 2009 and borrowed $150,000 in convertible notes in 2010 as compared to $-0- in 2009.

At the present level of business activity, our ongoing monthly gross operating cash disbursements are expected to average approximately $30,000. As of June 30, 2010, we have working capital of $1,599,736.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of June 30, 2010, our disclosure controls and procedures were not effective due to a lack of adequate segregation of duties and the absence of an audit committee.

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

ITEM 1 - LEGAL PROCEEDINGS

We may be involved in litigation, negotiation and settlement matters that may occur in our day-to-day operations. Management does not believe the implication of this type of litigation will have a material impact on our financial statements.

However, we have been threatened with a potential lawsuit by Criterion Capital that is based on an alleged breach of a consulting agreement. In the event that litigation is commenced we intend to defend ourselves in this matter and will counterclaim for breach of the consulting agreement by Criterion.

ITEM 1A - RISK FACTORS

Not required for smaller reporting companies.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 26, 2010, we issued 100,000 shares of restricted common stock to Glenn Puro, shareholder, for $6,000.  The transaction with Glen Puro was recorded at $6,000 based on a discount to the then current bid price of our common stock.

On March 16, 2010, we issued 35,880 shares of restricted common stock to Tom Runzo for services provided by Equisolve.  The transaction with Tom Runzo was recorded at $3,588 based on the value of the services provided.

On March 22, 2010, we issued 150,000 shares of restricted common stock to J. Crane & Company, Ltd.  This transaction with J. Crane & Company, Ltd. was recorded at $6,000 based on the outstanding balance we had with J. Crane and Company, Ltd for services rendered as our former CFO.  This share issuance reduces our outstanding balance with J. Crane & Company, Ltd. to zero.

On March 23, 2010, we issued 30,000,000 shares of restricted common stock to an Escrow Agent, Jonathan D. Leinwand, P.A.. These shares are to be held in safekeeping as part of agreements signed by us with an Accredited Investor, and are to be available in certain amounts to the Accredited Investor, only upon terms of our default, as outlined in the agreements with the Accredited Investor. We disclosed this transaction and related documents in a Form 8-K.

On April 6, 2010, we issued 208,333 shares of our common stock in the conversion of debt.

On May 21, 2010 we issued 708,200 shares of its Series A Preferred Stock to Company officers for servives rendered to the Company.  The services were valued based on the value of the underlying common stock on the date of issuance multiplied by the number of convertible shares for each share of Preferred Stock.  Accordingly, we recognized a onetime $3,541,000 expense for stock compensation related to this issuance.

Effective March 31, 2010, the Company’s board of directors approved an increase in the authorized shares of common stock from 100,000,000 to 2,000,000,000 shares.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

NONE.

ITEM 4 - (REMOVED AND RESERVED)

NONE.

ITEM 5 - OTHER INFORMATION

NONE.

ITEM 6 - EXHIBITS

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

FEEL GOLF COMPANY, INC. (Registrant)

Date: August 16, 2010	By:	/s/ Lee Miller
Lee Miller Chief Executive Officer and Chief Financial Officer