Form 10-Q
period 2010-09-30
FEEL GOLF CO INC
filed 2010-11-15
CIK 1141673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 122,354,066 of common shares outstanding as of November 12, 2010.

FEEL GOLF COMPANY, INC.

i

 PART I — FINANCIAL INFORMATION

FEEL GOLF CO., INC.
Condensed Balance Sheets

	September 30,	December 31,
	2010	2009
	(Unaudited)
CURRENT ASSETS
Cash	$5,618	$6,848
Accounts receivable, net	35,338	17,484
Barter receivable	18,082	64,828
Receivable from shareholder	7,976	17,137
Inventory, net	1,820,734	1,929,647
Prepaid expenses	176,378	48,032
Total Current Assets	2,064,126	2,083,976

PROPERTY, PLANT and EQUIPMENT, net	457,758	523,653

OTHER ASSETS
Intellectual property, net	697,296	828,039
Other assets	3,400	3,952

TOTAL ASSETS	$3,222,580	$3,439,620

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$156,894	$343,873
Total Current Liabilities	156,894	343,873

LONG-TERM LIABILITIES

Convertible debenture, net	95,945	-
Related party notes payable	739,471	847,022
Total Long-term Liabilities	835,416	847,022

TOTAL LIABILITIES	992,310	1,190,895

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares
authorized, 708,200 and -0- shares
issued and outstanding, respectively	71	-
Common stock, $0.001 par value; 2,000,000,000 shares
authorized, 92,354,066 and 19,406,179 shares
issued and outstanding, respectively	92,355	19,407
Additional paid-in capital	13,112,700	8,618,601
Accumulated deficit	(10,974,856)	(6,389,283)
Total Stockholders' Equity	2,230,270	2,248,725

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,222,580	$3,439,620

The accompanying notes are an integral part of these financial statements.

FEEL GOLF CO., INC.
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
REVENUES, NET	$120,398	$127,061	$337,754	$378,919
COST OF SALES	37,605	58,939	205,499	125,406
GROSS PROFIT	82,793	68,122	132,255	253,513

OPERATING EXPENSES
Salaries	44,344	113,459	91,468	177,903
Stock based compensation	69,000	83,500	3,988,910	83,500
Advertising	18,575	4,190	173,648	13,431
Professional fees	40,508	98,612	119,939	494,400
Depreciation	59,178	10,825	196,639	33,664
Other selling, general and administrative expenses	28,634	42,404	101,317	106,952
Total Operating Expenses	260,239	352,990	4,671,921	909,850

LOSS FROM OPERATIONS	(177,446)	(284,868)	(4,539,666)	(656,337)

OTHER INCOME AND (EXPENSE)
Gain on settlement of debt	185,947	-	185,947	-
Interest income	-	-	270	97
Interest expense	(114,803)	(10,067)	(192,840)	(32,896)
Interest expense - related party	(16,381)	(14,002)	(39,284)	(41,607)
Total Other Income and (Expense)	54,763	(24,069)	(45,907)	(74,406)

NET LOSS BEFORE TAXES	(122,683)	(308,937)	(4,585,573)	(730,743)
PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(122,683)	$(308,937)	$(4,585,573)	$(730,743)
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.02)	$(0.09)	$(0.04)
WEIGHTED AVERAGE NUMBER OF BASIC AND
DILUTED COMMON SHARES OUTSTANDING	84,042,586	17,796,054	49,614,249	16,626,581

The accompanying notes are an integral part of these financial statements.

FEEL GOLF CO., INC.
Condensed Statements of Stockholders' Equity
(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2008 (Restated)	-	$-	15,845,575	$15,846	$4,696,755	$(5,453,684)	$(741,083)
Commons stock issued for services
at an average of $0.27 per share	-	-	2,310,600	2,311	623,839	-	626,150
Stock issued for purchase of assets	-	-	1,250,000	1,250	3,273,257	-	3,274,507
Fair value of services donated by shareholder	-	-	-	-	24,750	-	24,750
Net loss for the year
ended December 31, 2009	-	-	-	-	-	(935,599)	(935,599)
Balance, December 31, 2009	-	-	19,406,175	19,407	8,618,601	(6,389,283)	2,248,725

Common stock issued for cash
at $0.06 per share (unaudited)	-	-	100,000	100	5,900	-	6,000
Common stock issued to settle accounts
payable at $0.04 per share (unaudited)	-	-	150,000	150	5,850	-	6,000
Common stock issued for services at an
average of $0.01 per share (unaudited)	-	-	58,044,808	58,045	564,822	-	622,867
Common stock issued in conversion of debt at an
average of $0.01 per share (unaudited)	-	-	14,653,083	14,653	75,172	-	89,825
Preferred stock issued for services at an
average of $5.00 per share (unaudited)	708,200	71	-	-	3,540,929	-	3,541,000
Value of beneficial conversion feature (unaudited)	-	-	-	-	301,426	-	301,426
Net loss for the nine months
ended September 30, 2010 (unaudited)	-	-	-	-	-	(4,585,573)	(4,585,573)
Balance, September 30, 2010 (unaudited)	708,200	$71	92,354,066	$92,355	$13,112,700	$(10,974,856)	$2,230,270

The accompanying notes are an integral part of these financial statements.

FEEL GOLF CO., INC.
Condensed Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(4,585,573)	$(730,743)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Depreciation	196,639	33,664
Stock issued for services	4,013,867	606,150
Amortization of beneficial conversion feature	150,195	-
Gain on settlement of debt	(185,947)	-
Changes in operating assets and liabilities:
Accounts receivable	(17,854)	8,207
Barter receivable	46,746	8,818
Inventory	108,913	19,153
Receivable from shareholder	9,161	1,000
Prepaid expenses	21,654	(44,521)
Accounts payable and accrued expenses	(30,303)	78,401
Other assets	552	444
Net Cash Used in Operating Activities	(271,950)	(19,427)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(15,562)
Net Cash Used in Investing Activities	-	(15,562)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock	6,000	-
Repayment of related party payable	(161,700)	(73,987)
Proceeds from related party notes payable	89,420	101,288
Proceeds from notes payable	337,000	5,205
Net Cash Provided by Financing Activities	270,720	32,506

NET DECREASE IN CASH	(1,230)	(2,483)
CASH AT BEGINNING OF PERIOD	6,848	5,220
CASH AT END OF PERIOD	$5,618	$2,737

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$29,084	$18,272
Income taxes	-	-

NON CASH FINANCING AND INVESTING ACTIVITIES
Common stock issued for purchase of assets	$-	$3,275,507
Stock issued in conversion of convertible notes	89,825	-

The accompanying notes are an integral part of these financial statements.

FEEL GOLF COMPANY, INC.
Condensed Notes to the Financial Statements
September 30, 2010 and December 31, 2009

NOTE 1 - PRESENTATION

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2009 audited financial statements.  The results of operations for the period ended September 30, 2010 is not necessarily indicative of the operating results for the full year.

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

Reclassification of Financial Statement Accounts
Certain amounts in the September 30, 2009 financial statements have been reclassified to conform to the presentation in the September 30, 2010 financial statements.

Recent Accounting Pronouncements
Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  During the nine months ended September 30, 2010 the Company realized a net loss of $$4,585,573 and has incurred an accumulated deficit of $10,974,856.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

FEEL GOLF COMPANY, INC.
Condensed Notes to the Financial Statements
September 30, 2010 and December 31, 2009

NOTE 3 – RELATED PARTY TRANSACTIONS

Over the course of the Company’s history loans for operating purposes have been made to the Company by the officers of the Company. The related party notes payable total $774,742 at September 30, 2010 and $847,022 at December 31, 2009, respectively.  These notes carry interest at 7% and have balloon payments that are due in full on December 31, 2012.  One loan is unsecured and the other is considered a commercial loan under the Uniform Commercial Code and is secured by a blanket lien on the Company’s assets.  The secured loan totals approximately $550,000 as of September 30, 2010.  For the nine months ended September 30, 2010, the Company accrued $39,284 in interest expense on these loans.

 NOTE 4 – CONVERTIBLE DEBENTURES

Beginning on March 19, 2010 through September 30, 2010 the Company has entered into convertible debenture agreements with a third party.  These debentures carry interest at 15% per annum, are due in full starting on March 19, 2012, and are collateralized by 30,000,000 shares of the Company’s common stock held in escrow.  At the option of the holder, any outstanding principle and unpaid interest, balance is convertible into shares of the Company’s common stock.  The conversion price is the higher of a) 50% of the average of the five lowest closing prices for the Company’s stock during the previous 15 trading days or b) $0.0001.

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms of these debentures and determined that a beneficial conversion feature (BCF) exists.  The Company calculated the value of the BCF using the intrinsic method based on the stock price on the day of commitment, the discount as agreed to in the debenture, and the number of convertible shares.  The combined value of the BCF for all debentures was $301,426.  The BCF has been recorded as a discount to the debenture payable and to Additional Paid-in Capital.

In accordance with ASC 470, the Company is amortizing the BCF over the life of the debentures.  As of September 30, 2010, the Company has recognized $150,195 in amortization, which has been charged to interest expense resulting in a carrying value of $95,945 as of September 30, 2010.

On 19 separate dates, the holder of these notes elected to convert a total of $89,825 of these debentures into shares of common stock.  Based on the conversion terms, the holder received 14,653,083 shares of the Company’s common stock resulting in an average conversion price of $0.01 per share.

NOTE 5 - STOCKHOLDERS’ EQUITY

On March 10, 2010, the Company authorized the creation of Series A Preferred Stock.  The Company is authorized to issue 10,000,000 shares of its Series A Preferred stock at a par value of $0.0001 per share.  The Series A Preferred Stock have the following rights and provisions:

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

On May 21, 2010, the Company issued 708,200 shares of its Series A Preferred Stock to Company officers for services rendered to the Company.  The services were valued based on the value of the underlying common stock on the date of issuance multiplied by the number of convertible shares for each share of Preferred Stock.  Accordingly, the Company recognized a onetime $3,541,000 expense for stock compensation related to this issuance.

FEEL GOLF COMPANY, INC.
Condensed Notes to the Financial Statements
September 30, 2010 and December 31, 2009

NOTE 5 - STOCKHOLDERS’ EQUITY (CONTINUED)

As of June 30, 2010, the Company’s board of directors approved an increase in the authorized shares of common stock from 100,000,000 to 2,000,000,000 shares.

On 19 separate dates, the Company issued 14,653,083 shares of common stock to convert a total of $89,825 of convertible debentures.

On September 13, 2010, the Company issued 1,000,000 shares of its common stock for services valued at $10,000 based on the market value of the stock on the day of issuance.

On August 25, 2010, the Company issued 175,000 shares of its common stock for services valued at $1,750 based on the market value of the stock on the day of issuance.

On August 9, 2010, the Company issued 133,928 shares of its common stock for services valued at $2,679 based on the market value of the stock on the day of issuance.

On August 4, 2010, the Company issued 3,450,000 shares of its common stock for services valued at $69,000 based on the market value of the stock on the day of issuance.

On March 22, 2010 the Company, issued 150,000 shares of its common stock the settle accounts payable totaling $6,000.

On May 21, 2010, the Company issued 38,236,000 shares of its common stock for services rendered to the Company.  The services were valued based on the $0.01 fair market value of the common stock on the date of issuance.

On May 21, 2010, the Company issued 15,000,000 shares of its common stock as a prepayment for advertising services.  The contract was valued based on the $0.01 fair market value of the common stock on the date of issuance.

On March 16, 2010, the Company issued 35,880 shares of its common stock for services valued at $3,588 based on the market value of the stock on the day of issuance.

On March 1, 2010, the Company issued 7,000 shares of its common stock for services valued at $1,740 based on the market value of the stock on the day of issuance.

On February 2, 2010, the Company sold 100,000 shares of its common stock to an investor for $6,000 cash.

On January 7, 2010, the Company issued 7,000 shares of its common stock for services valued at $1,750 based on the market value of the stock on the day of issuance.

 NOTE 6 – SUBSEQUENT EVENTS

On July 29, 2010, the Company filed an S-8 with the Securities and Exchange Commission registering 8,000,000 shares of the Company’s common stock to be free trading shares.   On October 1, 2010, the Company entered into to agreements to issue a total of 1,600,000 S-8 shares in exchange for services to be performed.  These shares will be valued based on the market value of the shares on the date of issuance and expensed over the life of the service agreements.

On October 22, 2010, the holder of a convertible debenture elected to convert a total of $15,000 of a convertible debenture into shares of common stock.  Based on the conversion terms, the holder received 3,546,099 shares of the Company’s common stock resulting in a conversion price of $0.0042 per share.

FEEL GOLF COMPANY, INC.
Condensed Notes to the Financial Statements
September 30, 2010 and December 31, 2009

NOTE 6 – SUBSEQUENT EVENTS (CONTINUED)

On October 28th 2010 the Company mutually negotiated with Barter Media Network to terminate their media placement agreement. Barter Media initially had been awarded 15 million shares of the Company’s 144 stock in payment for the campaign. The Company has rescinded 7.5 million of these shares and Barter Media will retain 7.5 million as settlement for prior placement.

On August 6, 2010, the Company entered into a letter of intent to acquire a company that will likely result in an asset purchase.  The potential acquiree is not in the “golf club” business, but management believes it can offer among other things, a dependable cash flow, a more sophisticated information systems platform and cross synergistic possibilities with some of its existing customer base.  If and when negotiations are finalized, the Company believes that the pending acquisition could close in the fourth quarter of 2010 or the first quarter of 2011.

On November 11, 2010, the Company entered into a letter of intent to acquire a company that will likely result in an asset purchase.  The potential acquiree is in the “golf club” business, and management believes it can offer among other things, a dependable cash flow and cross synergistic possibilities with some of its existing customer base.  If and when negotiations are finalized and a deal struck, the Company believes that the pending acquisition could close in the fourth quarter of 2010 or the first quarter of 2011.

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

We caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in forward-looking statements. Although we believe, the expectations reflected in these forward-looking statements are reasonable, such expectations cannot guarantee future results, levels of activity, performance or achievements.

Company Overview

Our financial statements for the three months ended September 30, 2010 and 2009 reflect net operating losses of $122,683 and $308,937, respectively.  This is based on gross revenues of $120,398 and $127,061 for the three months ended June 30, 2010 and 2009, respectively.  Results for the for the nine months ended September 30, 2010 and 2009 reflect net operating losses of $4,585,573 and $730,743, respectively.  This is based on gross revenues of $337,754 and $378,919 for the nine months ended September 30, 2010 and 2009, respectively.

Plan of Operation

While we make golf clubs and golf grips, our primary business and marketing plans are focused on our golf grips and wedges. We believe we can launch an aggressive but well-directed marketing campaign to rapidly grow our revenue and significantly maximize our market potential.  To reach the mass market, we will more frequently advertise our grips, the Full ReleaseTM Performance grips in particular, on radio and TV using 30 and 60 second ads in the U.S. We plan to develop additional strategic advertising and promotion plans including key industry endorsements, press releases, additional TV spots, major golf magazine print ads, our sponsored media days for major magazine equipment writers, weekly schedules with retailer demo days, enhanced and continual in-store support programs, open-to-the public as well as privately sponsored clinics, annual trade-shows, and continuous in-house productions of articles and editorials.

To offset the continuing depressed economy, we intend to focus on golf and non golf acquisitions using our stock and investment cash, anticipating an increase in our;

●	Sales Crossover
●	Cash Flow
●	Sales Channels
●	Profitability
●	Management
●	Awareness

As noted previously, we currently do not have the necessary capital to implement our marketing campaign and if successful in raising sufficient capital for marketing, there can be no assurance that this capital and/or increased marketing efforts will increase revenues.   There can also be no assurance we will be successful in raising sufficient marketing capital to implement this campaign. Assuming we are able to raise sufficient capital in support of our marketing strategy, we plan to develop 5 distinct sales channels:

●	Direct to Consumer: We plan to use direct response marketing in advertisement and infomercials, running primarily on Radio and TV, websites and national print media.

●	Wholesale Distribution: We plan to increase our sales and sales staff by increasing our number of field sales reps calling on U.S. major golf retailers.
●	Internet Sales: We recently joined a well known sales affiliate program intended to increase our SEO ranking and therefore we anticipate an increase in web sales.
●
International: Asia is a prominent international market where golf as a sport is rapidly growing. We plan to hire representatives to be responsible for training our international distributors. Our international distributors are responsible for their own marketing and expenditures.

●
Call Center and Inside Sales: We plan to further assemble an effective in house telemarketing sales force to sell direct to our consumers and handle both inbound and outbound customer communications and sales.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2010 and 2009

The following table sets forth our results of the operations for the three months ended on September 30, 2010 and 2009.
				Percentage
	September 30,	September 30,	Increase/	Increase/
	2010	2009	(Decrease)	(Decrease)
Revenues	$120,398	$127,061	$(6,663)	$-5%
Cost of Sales	37,605	58,939	(21,334)	-36%
Gross Profit	82,793	68,122	14,671	22%
Operating Expenses	(260,239)	(352,990)	92,751	-26%
Other Income (Expenses)	54,763	(24,069)	78,832	-328%
Income Taxes	-	-	-
Net Loss	$(122,683)	$(308,937)	$186,254	$-60%

Basic and Diluted Loss Per Common Shares	$(0.00)	$(0.02)	$0.01	-37%

Weighted Average Basic and Diluted Common Shares Outstanding	84,042,586	17,796,054	66,246,532

Revenues

For the three months, ended September 30, 2010, revenues decreased 5% from the three months ended September 30, 2009.  The slow economy and uncertain financial sector has negatively impacted our sales and plans to expand operations.  We intend on implementing a targeted marketing and advertising campaign in early 2011 and will focus on expanding sales of our highly profitable golf grip and accessory products as opposed to our golf clubs.  However, we will require capital, likely in the form of an equity issuance or possibly from a merger and/or profitable acquisition(s), if we are to implement our marketing plans.  If capital is raised to fund the required marketing expenditures then the Company's revenues could increase dramatically.  If we are unable to raise capital then we believe we will likely maintain revenues within a similar range as 2009 and 2010 assuming we are able to continue operations.

Cost of Sales

For the three months ended September 30, 2010, our costs of sales decreased 36% from the same period in 2009.  This decrease is due to a reduction in the amount of Caldwell Golf product sales made at or below costs.  Since the acquisition of over $2,500,000 in inventory, the economic conditions have worsened requiring higher than expected volumes of sales at wholesale pricing.  The majority of our sales of Caldwell golf inventory have been at the wholesale level, which has negatively impacted our gross margin.  However, during the three months ended September 30, 2010 we were able to improve our margins on Caldwell Golf product as well as continue to see Feel Golf brand product and historical margins.

If our marketing plans are implemented and successful, we believe we can improve our current gross margins as our wholesale and web retail sales would be boosted.  However, if wholesale pricing opportunities present themselves, we will likely be aggressive with our pricing in the hope of obtaining significant wholesale revenues to further expand our operations. If we succeed in obtaining significant wholesale contracts, our gross margins may continue at the current level throughout 2010 and into 2011 until capital can be acquired to invest in building a stronger retail outlet.

Gross Profit

For the three months, ended September 30, 2010, overall gross margin increased 22% in the three months ended September 2010 as compared to the same three month period in 2009. This increase is primarily due to the reduction in the amount of Caldwell Golf product sales made at or below cost.

Operating Expenses

For the three months ended September 30, 2010, our operating expenses decreased by $92,751, or 26%.   This decrease is primarily attributable to a decrease in salaries, professional fees and non-cash stock compensation expense of $141,719.  In an effort to conserve cash, we have been able to reduce general and administrative expenses by $13,770 or 32%.  These savings were offset by an increase in depreciation and amortization of $48,353 and increases advertising expense of $14,385.

We expect our operating expenses to continue to reflect a substantial amount of expense related to non-cash stock compensation expense, which accounted for 27% (2009-24%) of total operation expenses, as directors and officers have elected to receive a substantial portion of wages in stock to save cash and as the Company is using its common stock as a means to finance a large portion of its capital raising.  Absent of these additions to operating expenses, we expect to see a steady increase in operating activities if retail sales improve or if an acquisition is completed.  Otherwise, we expect our operating expenses remain at its current level.

Other Expenses

For the three months ended September 30, 2010, our other expenses decreased $78,832 from the three months ended September 30, 2009.  Increases in interest expense on debts due to the amortization of beneficial conversion features related to convertible notes issued throughout the year (see footnote 4) were offset by a gain on the settlement of $185,947 of current and long term company debt.

Net Loss

For the three months ended September 30, 2010, our net loss was $122,683, a decrease of $186,254 or 60% over the three months ended September 30, 2009.  Non-cash stock based compensation required by ASC 805 totaled $69,000.  Absent these expenses, our net loss would have been $53,683 as compared to $225,437 in 2009.

Currently, our revenues are not large enough to create a breakeven scenario.  We require capital to expand operations and develop new revenue contacts.  If we are successful in raising capital and/or completing an acquisition, then revenue will likely increase as a result of and the possibility of us becoming profitable will be more likely.

Nine Months Ended September 30, 2010 and 2009

The following table sets forth our results of operations for the nine months ended on September 30, 2010 and 2009.

				Percentage
	September 30,	September 30,	Increase/	Increase/
	2010	2009	(Decrease)	(Decrease)
Revenues	$337,754	$378,919	$(34,599)	$-9%
Cost of Sales	205,499	125,406	100,111	80%
Gross Profit	132,255	253,513	(134,710)	-53%
Operating Expenses	(4,671,921)	(909,850)	(3,848,715)	423%
Other Income (Expenses)	(45,907)	(74,406)	(50,236)	68%
Income Taxes	-	-	-
Net Loss	$(4,585,573)	$(730,743)	$(4,033,661)	$552%

Basic and Diluted Loss Per Common Shares	$(0.09)	$(0.04)	$(0.12)	278%

Weighted Average Basic and Diluted Common Shares Outstanding	49,614,249	16,626,581	32,987,668

Revenues

For the nine months, ended September 30, 2010, revenues decreased 9% from the nine months ended September 30, 2009.  The slow global economy and an uncertain financial sector have negatively impacted our sales and plans to expand operations.  We intend on implementing a targeted marketing and advertising campaign in 2011 and will focus on expanding sales of our highly profitable golf grip products as opposed to our golf clubs.  However, we will require capital, likely in the form of an equity issuance or from a merger, if we are to finalize and implement our marketing and advertising plans.  If capital is raised to fund advertising and marketing expenditures then our revenues could increase dramatically.  If we are unable to raise capital then we will likely maintain revenues within a similar range as 2009 assuming we are able to continue operations.

Cost of Sales

For the nine months ended September 30, 2010, our costs of sales increased 80% from the same period in 2009.  This increase is due to the new product mix that includes the newly acquired inventory from Caldwell Golf. Since the acquisition of over $2,500,000 in inventory, global economic conditions have worsened requiring higher than expected volumes of sales at wholesale or lesser pricing.  The majority of our sales of Caldwell golf inventory have been at below wholesale level, which has negatively impacted our gross margin.  Our margins on our Feel Golf grips and golf accessories have maintained their historic average gross margins of  62%, with margins of  58% during the nine months ended September 30, 2010.

If our marketing plans are implemented and successful, we believe we can improve our current gross margins, as our retail sales would be boosted.  However, if wholesale pricing opportunities present themselves, we will likely be aggressive with our pricing in the hope of obtaining significant wholesale revenues to further expand our operations. If we succeed in obtaining significant wholesale contracts, our gross margins may continue at the current level throughout 2010 and into 2011 until capital can be acquired to invest in building a stronger retail outlet.

Gross Profit

For the nine months ended September 30, 2010, our gross profit was 132,255, a decrease of 53% from the same period in 2009. The poor global economy during 2009 and 2010 has continued to hurt our wholesale and retail sales requiring a discount in wholesale pricing which drove down our gross margins for this most recent quarter.

Operating Expenses

For the nine months ended September 30, 2010, our operating expenses increased by $3,762,071, or 413%.   Of this increase, approximately $3,990,000 is attributable to non-cash stock compensation expense.  Stock and options issued to employees and consultants valued under ASC 805, totaled $3,988,910 as compared to $83,500 in 2009.  Absent of these one-time, non-cash expenses our operating expense for the nine months ended September 30, 2010 and 2009 would have been $683,011 and $826,350 or a $143,339 decrease from 2009.

The increase in operating costs absent of stock based compensation was attributable to increases in professional fees and advertising, as we have sought to build our retail sales and acquire additional funding for acquisitions. Depreciation expense was also significantly higher due to our acquisition of fixed assets from Caldwell Golf.  Cost savings in our other selling and administrative expenses helped offset these increases.

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

Other Expenses

For the nine months ended September 30, 2010, our other expenses decreased $28,499 from the year ended September 30, 2009. Increases in interest expense on debts due to the amortization of beneficial conversion features related to convertible notes issued throughout the year (see footnote 4) were offset by a gain on the settlement of $185,947 of debt held on company credit cards.

Net Loss

For the nine months ended September 30, 2010, our net loss increased $3,854,830 or 528% over the nine months ended September 30, 2009.  Non-cash stock based compensation required by ASC 805 totaled $3,988,910.  Absent these expenses, our net loss would have been $596,663 as compared to $647,243 in 2009.

Currently, our revenues are not large enough to create a breakeven scenario.  We require capital to expand operations and develop new revenue contacts.  If we successful in raising capital and/or completing an acquisition, then revenue will likely increase as a result of advertising and marketing and the possibility of us becoming profitable will be more likely.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2010 and December 31, 2009

At September 30, 2010, we had cash of $5,618 as compared to cash of $6,848 as of December 31, 2009. Net cash used in operating activities for the nine months ended September 30, 2010 and 2009 was $(271,950) and $(19,427), respectively.  This increase in cash used in operating activities as compared to the comparable period of the prior year is primarily the result of the net loss incurred during the period.  We are incurring approximately $22,000 in additional expenses per quarter as result of being a public company.  We are intent on conserving our cash and generating additional revenues and profits through current contacts and distributors.  However, if we are successful raising capital we will likely utilize the capital to increase advertising and marketing efforts in the hope that the expenditures will drive sales growth.

Cash flows used in investing activities totaled $-0- and $(15,562) for the nine months ended September 30, 2010 and 2009, respectively.

Cash flows provided by financing activities totaled $270,720 and $32,506 during the nine months ended September 30, 2010 and 2009, respectively.  During the nine months ended September 30, 2010, we made repayments to loans made by related parties of $161,700.  The related parties also advanced a total of $89,420.  During the nine months ended September 30, 2010 we sold stock for total proceeds of $6,000 as compared to $-0- in 2009 and borrowed $337,000 in notes in 2010 as compared to $5,205 in 2009.

At the present level of business activity, our ongoing monthly gross operating cash disbursements are expected to average approximately $30,000. As of September 30, 2010, we have working capital of $1,907,232.

Inventory

A significant amount of inventory was purchased within a prior year acquisition, specifically the Caldwell line and as mentioned within some of these products were sold at below cost.  This among others has resulted in the Company concern as to achievement of breakeven with its operations.  Management is currently looking at alternatives and is conducting an in-depth review of the net realizability of the aforementioned inventory line.   The Company will complete this on or before its year-end.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of September 30, 2010, our disclosure controls and procedures were not effective due to a lack of adequate segregation of duties and the absence of an audit committee.

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

However, we have been threatened with a potential lawsuit by Criterion Capital that is based on an alleged breach of a consulting agreement. In the event that litigation is commenced, we intend to defend ourselves in this matter and will counterclaim for breach of the consulting agreement by Criterion.

ITEM 1A - RISK FACTORS

Not required for smaller reporting companies.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of June 30, 2010, the Company’s board of directors approved an increase in the authorized shares of common stock from 100,000,000 to 2,000,000,000 shares.

On 19 separate dates, the Company issued 14,653,083 shares of common stock to convert a total of $89,825 of convertible debentures.

On September 13, 2010, the Company issued 1,000,000 shares of its common stock for services valued at $10,000 based on the market value of the stock on the day of issuance.

On August 25, 2010, the Company issued 175,000 shares of its common stock for services valued at $1,750 based on the market value of the stock on the day of issuance.

On August 9, 2010, the Company issued 133,928 shares of its common stock for services valued at $2,679 based on the market value of the stock on the day of issuance.

On August 4, 2010, the Company issued 3,450,000 shares of its common stock for services valued at $69,000 based on the market value of the stock on the day of issuance.

On March 22, 2010 the Company, issued 150,000 shares of its common stock the settle accounts payable totaling $6,000.

On May 21, 2010, the Company issued 38,236,000 shares of its common stock for services rendered to the Company.  The services were valued based on the $0.01 fair market value of the common stock on the date of issuance.

On May 21, 2010, the Company issued 15,000,000 shares of its common stock as a prepayment for advertising services.  The contract was valued based on the $0.01 fair market value of the common stock on the date of issuance.

On March 16, 2010, the Company issued 35,880 shares of its common stock for services valued at $3,588 based on the market value of the stock on the day of issuance.

On March 1, 2010, the Company issued 7,000 shares of its common stock for services valued at $1,740 based on the market value of the stock on the day of issuance.

On February 2, 2010, the Company sold 100,000 shares of its common stock to an investor for $6,000 cash.

On January 7, 2010, the Company issued 7,000 shares of its common stock for services valued at $1,750 based on the market value of the stock on the day of issuance.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

NONE.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

ITEM 5 - OTHER INFORMATION

NONE.

ITEM 6 - EXHIBITS

Exhibits. No.	Description

31.1	Certification of Officers, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of Officers, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEEL GOLF COMPANY, INC. (Registrant)

Date: November 15, 2010	By:	/s/ Lee Miller
Lee Miller Chief Executive Officer and Chief Financial Officer