Form 10-K
period 2010-12-31
FEEL GOLF CO INC
filed 2011-04-13
CIK 1141673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2010

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

Registrant’s telephone number, including area code: (831) 422-9300

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

As of March 22, 2011 the registrant had 338,579,843 shares issued and outstanding, respectively.

On June 30, 2010, the aggregate market value of voting stock (based upon the closing price of the Registrants Common stock on that date) held by non affiliates of the Registrant was $2,331,531

Documents Incorporated by Reference:
None.

PART I

ITEM 1 - Description of Our Business

We were incorporated on February 14, 2000 in the State of California. From 2000 to February 12, 2009, we operated as a private business and focused on developing products both in the golf club (equipment) and golf grip (accessory) categories. Research and Development costs were accounted for under our general selling and administrative costs (“GS&A”) during this time. Our annual revenues have historically ranged between approximately $500,000 and $1 million, and resulted in significant operating losses requiring additional capital from our officers and directors and additional private individual shareholders, with total investment and loans to date, of approximately $6 million.

We  produce golf clubs including drivers, irons and wedges - with varying degrees of loft (angle of attack to the horizontal plane) ranging from 9° to 73° in several distinct color finishes: Satin, Gun Metal and Designer (Colors of Red, Black, Bronze, Blue, Green & Yellow). Wedges are golf clubs used primarily for approach shots generally from 150 yards and closer.  Our wedges carry different degrees of loft (46°, 52° 54° 56°, 58° 60°, 64° & 73°) designed to be used for varying distances and different lies (e.g.: deep rough, sand, tight lies, etc.).

Our wedges are pressure cast and made of a blend of soft metals, providing what we believe to be a lower drag-coefficient thereby improving a golfer’s ability for more accurate shots.  Manufacturing and assembly technologies assure that each wedge has the same Kick Point, Balance Point, Swing Weight, Total Weight, Length, Frequency and Feel. Our golf clubs and golf grips conform to the rules of golf as set out by the United States Golf Association (USGA) and The Royal and Ancient Golf Club (R&A).  The following sets forth an explanation of certain golf terms we use to describe our products:

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

In late 2004, we introduced to the market a reverse-taper golf grip named “The Full Release,TM Performance grip. A “reverse taper” golf grip is simply a golf grip whose taper is the opposite (or reversed) of the industry standard golf grips used today. Specifically, a reverse taper golf grip is smaller in diameter at the butt end of a golf grip and gets larger in diameter towards the shaft end – the opposite of today’s standard golf grips. We believe the reverse taper golf grip is more ergonomically designed to better fit the fingers of a golfer’s hand promoting more of a full release swing - the act of freely returning the club head squarely to the ball at impact producing a powerful golf shot. In 2005, “The Full Release,TM Performance Grip was named “Top Discovery” at the International PGA Show in Orlando, FL, and is endorsed by the United States Schools of Golf (USSOG), as their “Official Golf Grip.” USSOG represents over 60 teaching facilities throughout the country.

We offer two reverse taper golf grips: 1) The Full Release™ Performance golf grip; and 2) The Pro Release™ Performance golf grip and we offer a number of different styles and colors for these golf grips.

The base manufacturing of all components including club heads, shafts and grips is currently outsourced. Final assembly and shipping is handled in our corporate headquarters based in Salinas, CA, utilizing PGA members trained in the art of club making. We employ specific manufacturing assembly techniques in order to ensure compliance with our design and quality control requirements.

In February 2010, we launched a totally new wedge design called, the “Lee Miller Signature” wedge designed by our CEO, Lee Miller, a PGA member. The new wedge line also has added two additional lofts of 54º and 58º bringing the total number of lofts available to eight (8). The “Signature” series is available in a QPQ (Melonite Black) finish as well as a Matte Chrome Satin finish.

We sell our golf clubs and grips to U.S. and international distributors, wholesalers, and retailers, including retail sales on our website. We have established international distribution channels through 30 countries covering the UK, most of Europe, Canada, Australia, Asian Pacific Rim countries, parts of Western Asia and South Africa. With respect to the domestic distribution, we have an established staff at our Salinas, CA headquarters and currently have (six) 6 employees.

Acquisition (s)

Acquisition # 1 ~ New to the Feel product line is Caldwell Golf's highly advanced Ceramic product line.  In August 2009, Feel Golf acquired the assets of Caldwell Golf of Carlsbad, CA for 1,250,000 shares of Feel Golf’s common stock. The fair market value of the Caldwell Golf assets were appraised by a third party certified appraiser and were valued at approximately $ 3,300,000

The Caldwell Golf Company reportedly spent years developing Ceramic golf club technology into a final and an excellent Ceramic product line of putters, drivers and fairway woods.  The Caldwell Golf flagship product is their "Tsunami" putter line.

Acquisition # 2 ~ On December 4, 2010 we entered into an asset purchase agreement with Pro Line Sports, Inc (“Pro Line”) to purchase one hundred percent (100%) of the right, title and interest in Pro Line’s tangible and intangible assets for $225,000.  On February 11, 2011, we completed the acquisition of Pro Line. A copy of the Asset Purchase Agreement is filed as Exhibit 10.1 to this Annual Report on Form 10-K.

Pro Line was incorporated in the state of Florida in 1996.  The Company under a license markets and sells a patented golf ball retriever, promotional products and other golf accessories. The Company’s products are distributed through golf retailers as well as golf pro shops and country clubs throughout the United States. Additionally, the Company has distributors in Canada, Great Britain and with plans to expand by using our global distribution channels.

Marketing

We anticipate the additional product lines derived from our recent acquisitions and when coupled with our Full Release™ grip and wedges should be attractive to golfers of all skill levels and incomes. With our premium wholesale price, the global market could represent a very significant opportunity with even minor market share penetration - potentially representing significant growth in total revenues.  With a marketing campaign that we are ready to implement upon obtaining sufficient marketing capital, we plan to advertise the benefits of our product lines and build brand awareness.  We believe our golf grips can obtain greater market share, similar to how Metal Woods, Graphite Shafts, and/or Soft Spikes garnered significant market share.  However, there is no guarantee that we will be able to raise the capital needed to implement its marketing campaign.

With respect to U.S. domestic marketing, we have relationships with several major golf retail chains in the US including Golfsmith, Golf Galaxy, Edwin Watts, Golfworks, Pro Golf and PGA Superstores that represent the majority of US golf equipment sales. We believe that our largest customer base will be these major retail chains. With this opportunity clearly in mind, we will initially concentrate efforts to maximize sales results via marketing efforts geared to increase brand awareness and pre-sell the golfing customer. While we expect considerable efforts to be directed at major retailers and cultivating new retailing chains, there remains other avenues for us to pursue, including on course and off course pro shops and club makers.

We believe our established international distributor network also holds potential for sales growth and through these distributors’ efforts, to grow the Feel Golf brand name recognition around the world especially with the purchase of Pro Line Sports and its well established “Igotcha” product lines.  We will continue marketing directly to the public through our website and with advertising programs designed to direct potential customers either to our on-line site or to our in-house sales personnel. Significant marketing efforts will be directed to this in-house channel with most sales at retail pricing bringing considerably higher profit margins than those realized via wholesale channels.

Demand in the golf industry is partially driven by strong marketing and public relations. Likewise, successful product launches in golf clubs and accessories are partially accomplished through strategic marketing and strong visibility on the professional tours.  We intend to obtain endorsements of both PGA Teaching Professionals and Tour players, once capitalized, to further validate our products to golfers worldwide. To reach the mass market, we anticipate frequently advertising The Full Release™ Performance grip’s infomercial on The Golf Channel in the US. This is a far-reaching, yet highly targeted, media campaign. We believe that a continuous TV Infomercial and TV Spot advertising strategy is among the strongest product awareness builders that may generate consumer, major chain golf retailer, golf pro shop, and catalog publishers’ interest.

Additional strategic advertising and promotion plans includes: industry endorsements, company press releases, additional TV spots, major golf magazine print ads,  media days for major magazine equipment writers sponsored by us, weekly schedules with retailer demo days, enhanced and continual in-store support programs, open-to-the-public as well as privately sponsored clinics, PGA & LPGA Tour presence, annual trade-shows, as well as a continuous in-house production of articles and editorials we hope to have published by leading golf magazines.  Our product marketing emphasizes our belief in the many ways in which our newly expanded products are performance enhancing. The products’ unique selling points include the following:

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

▪
We believe the Full Release™ Performance Grip’s reverse taper design, our multi-colored Designer Wedges, our new “Lee Miller Signature” wedges and the Gun Metal and Yellow Competitor irons, visually differentiate our products from those of its competitors, imparting the perception of a high quality, high performance message at first glance.

▪
There are numerous industry models of commodity class grips available, with MSRP prices ranging from $2 to $6 per grip. We believe our Full Release™ Performance grips are positioned as a major advance in golf equipment technology. Therefore, our golf grip is premium priced at a Manufacturer’s Suggested Retail Price (MSRP) of $10 each.

▪
Industry prices for golf wedges range from $25 to over $275 each.  Many well known brands compete in the “professional grade” segment of the market and have offerings around $125 (MSRP).  Our wedges are priced slightly higher (MSRP: $129 - $149) than many other brands, as we believe our quality and recognized playability imparts a higher perceived value to the customer.

At present, we do not have sufficient capital to implement and support our planned marketing campaign. We intend to raise funds through a private and/or a secondary public offering to support all of our five distinct sales channels. We estimate upwards of $3,000,000 in capital will be required to implement our marketing campaign, which we believe will take approximately 18 to 24 months to complete.

▪
Direct to Consumer: We plan to use direct response marketing in advertisement and infomercials, running primarily on The Golf Channel, web sites and national print media.  Estimated cost could range from $250,000 to $1.5 million over the course of our marketing campaign.

▪
Wholesale Distribution: There are estimated to be more than 18,000 independent golf specialty stores in the U.S. alone, and over eight major USA retail golf chains, currently with an estimated 700 outlets and growing. Sales staff will be assigned to provide ongoing service to the major retail outlets and larger independents. Our customers also include specialty golf catalog retailers reaching well over 15 million US golfers annually. We plan to launch this part of the marketing campaign during the first quarter of the marketing campaign implementation. The estimated costs range from $100,000 to $250,000 annually.

▪	Internet Sales: we plan to hire skilled employees to aggressively market our products on the Internet at retail prices on our website. The estimated costs range from $50,000 - $125,000 annually.

▪
International: Our international sales alliances carry our clubs, grips and other products into dozens of countries.  Prominent in the international arena is Asia, where golf as a sport is rapidly growing and becoming a national pastime with millions playing the game. We plan on hiring experienced golf industry professionals to be responsible for training of our distributors. We estimate the cost to be $150,000 annually.

▪
Call Center and Inside Sales: We plan to assemble an effective in house telemarketing sales force, which will sell direct to our consumers, handle both inbound and outbound customer communications and sales, customer service, thus contributing significantly to over-all profit and revenues. We have initiated a call center at our corporate headquarters based in Salinas, CA, with two support personnel.  We intend to ramp up the staff of the call center upon available capital and will increase staff based upon availability of qualified candidates throughout the marketing campaign.  We estimate the cost to be $150,000 - $250,000 annually.

Competition

The golf equipment industry is competitive. We believe that our ten years of history is a strong indicator that we have excellent products with an established niche within the golf industry.  Our major larger competitors include:

▪	Callaway: a public company founded in 1982.

▪	Cleveland Golf: founded in 1979.

▪	Nike: entered the golf equipment market with golf shoes apparel, balls and accessories to grow revenues. In 2001, it launched its golf clubs.

▪	Ping: a family owned company, founded in 1959.

▪	Taylor Made: a subsidiary of Adidas-Salomon, founded in 1979.

▪	Titleist: a part of the Acushnet Company whose brands include Foot Joy, Cobra and Pinnacle. Acushnet itself is a subsidiary of Fortune Brands, Inc.

▪	The largest manufacturers and our competitors in the traditional golf grip industry include:

▪	Avon Grips, Kingwood, TX

▪	Golf Pride Grips, a subsidiary of Eaton Corporation, Laurinburg, NC

▪	Lamkin Corporation, San Diego, CA

▪	Winn Grips, Huntington Beach CA

In this competitive market, we believe we are the only grip company that produces a reverse-taper golf grip with multiple patent protections. We believe all of our products are uniquely designed in appearance, are different in playability and feel, and are beneficial for golfers of all skill levels.

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

Several additional patents, trademarks and licenses are added additionally via the December 4, 2010 Pro Line Sports purchase

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

The acquisition of Pro Lines Sports brings additional licenses, patents and trademarks to our marketing channels and IP groups

Design Patents

We also have nine issued design patents covering a variety of golf club head and grip designs.

Pending Patent Applications

We also currently have pending additional patent, and applications for golf grips

In the acquisition of Caldwell Golf three (3) additional design patents were also acquired for the novel design application of golf club heads designed with ceramics, and cork. These patents have been assigned to Feel Golf by the patent office.

Future Applications

We have several utility and design patent applications that will apply for over the next few years. Many of these inventions relate specifically to the golf club grip and will protect the process for making the grip, and the manufacturing process,

* Patent Requirements - Section 101 of the U.S. Patent Act sets forth the general requirements for a utility patent:  Whoever invents or discovers any new and useful process, machine, manufacture, or composition of matter, or any new and useful improvements thereof, may obtain a patent, subject to the conditions and requirements of this title.

ITEM 1A – Risk Factors

Not applicable for smaller reporting companies.

ITEM 1B – Unresolved Staff Comments

None.

ITEM 2 - Description of Property

Our leased principal business office is located at 1354-T Dayton St., Salinas, CA 93901.  In March 2011, Feel Golf will relocate its facility from California to Florida and occupy the Pro Line Sports facility.

ITEM 3 - Legal Proceedings

At this time the Company has no current litigation.

ITEM 4 - Removed and Reserved

PART II

ITEM 5 - Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock is traded on the OTCQB Pink Sheets under the ticker symbol “FEEL”.

Holders

As of March 22, 2011, according to our transfer agent’s records, there are 88 record holders of our Common Stock.

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

ITEM 6 – Selected Financial Data

Not applicable.

ITEM 7 – Management’s Discussion and Analysis or Plan of Operations

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

Overview

During the year ended December 31, 2010, we raised capital from officers of the Company and from convertible notes.  This capital allowed us to continue day-to-day operations. During 2010 we raised $388,000 from convertible notes and issued a total of 59,294,808 shares of common stock and 708,200 shares of preferred stock for accounting, legal, consulting and marketing services.  We also issued 40,473,290 shares of common stock in conversion of convertible debts and other liabilities.  We sold 100,000 common shares for $ 6000 to an existing shareholder.

Our financial statements as of December 31, 2010, reflect a net operating loss of $5,336,702.  This is based on gross revenues of $391,594, cost of sales of $267,394, operating expenses of $5,295,221 and other expenses including interest and taxes of $165,681.

During the year ended December 31, 2009, we were able to secure funding from several shareholders.  These financings, combined with common stock issued for related services, allowed us to continue operations and pay for the related legal and accounting costs of maintaining a public company.

Our financial statements as of December 31, 2009, reflect a net operating loss for the year of $935,599.  This is based on gross revenues of $485,773, cost of sales of $202,954, operating expenses of $1,124,093 and other expenses including interest and taxes of $94,325.

Our net operating loss for the year ending December 31, 2010 increased by $4,401,103 from December 31, 2009 due primarily to an increase in stock based compensation to employees and third parties of $3,418,342.  Gross Sales for 2010, decreased by $94,179 or 19% primarily as a result of the downturn in the economy and its effect on retail sales in leisure and luxury goods.

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

Over the course of our ten years of operating history, we have incurred substantial operating losses and we may not be able to continue our business. As of December 31, 2010, we have an accumulated deficit of $11,725,985.

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

Our total sales in 2010 were lower than total sales from 2009.  We expect sales to improve this year with the acquisition of Pro Line Sports which has had combined product sales of over $1,300,000 in each of its last two years of operation.  (www.prolinesports,biz) However, with the recent economic and market uncertainties here in the United States as well as internationally, there can be no assurance that our sales will continue to grow and/or be maintained at their present level and may in fact, decline in the future.

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

Plan of Operation

We make golf clubs, golf grips, and now, the Igotcha line of ball retrievers, reportedly to be the number one ball retriever in the USA. Our primary business and marketing plans will now be focused on golf grips, wedges, a patented swing weight for pre play warm up called “The Ready” and the “Igotcha” retrievers, which are sold by all major golf retailers. We believe we can launch an aggressive but well-directed marketing campaign to rapidly grow our revenue and significantly maximize our market potential.

As noted previously, we currently do not have the necessary capital to implement our marketing campaign and if successful in raising sufficient capital for marketing, there can be no assurance that this capital and/or increased marketing efforts will increase revenues.   There can also be no assurance we will be successful in raising sufficient marketing capital to implement and continue campaigns.

Assuming we are able to raise sufficient capital in support of our marketing strategy, we plan to develop five distinct sales channels:

▪	Direct to Consumer: We will use direct response marketing via infomercials, social media, running primarily on Golf Channel, websites and national print media.

▪
Wholesale Distribution: We plan to employ a well-trained and efficient sales staff to sell and provide ongoing marketing and in-store support to U.S. major golf retailers. With acquisition of Pro Line Sports, we now have 20 commissioned field sales representatives calling customers and potential customers.

▪	Internet Sales: We plan to aggressively market our products on the Internet at retail prices on our website.

▪
International: Asia is a prominent international market where golf as a sport is rapidly growing. We plan to hire a marketing person to be responsible training and growing our distributors in Asia and Europe. Our international distributors are responsible for their own marketing expenditures.

▪
Call Center and Inside Sales: We plan to further assemble an effective in house telemarketing sales force to sell direct to our consumers and handle both inbound and outbound customer communications and sales.

Results of Operations

Note: For all reporting periods below:

The golf industry as reported by several industry organizations are in a state of flux, though the total number of worldwide golfers as reported by the industry has increased, primarily due to the increase in golf as a major sport in Asia.  However, there can be no assurance that the golf industry will continue growing and may in fact decline.  We believe there have been no industry trends that have significantly affected (positively or negatively) our operating results including fluctuations in revenues for the reporting periods below.   Based on input from our major customers, we believe that sufficient marketing and capital is essential to growing revenues in the highly competitive golf industry.

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

Years Ended December 31, 2010 and 2009

				Percentage
	December 31,	December 31,	Increase	Increase
	2010	2009	(Decrease)	(Decrease)
Revenues	$391,594	$485,773	$(94,179)	-19%
Cost of Sales	267,394	202,954	64,440	32%
Gross Profit	124,200	282,819	(158,619)	-56%
Operating Expenses	5,295,221	1,124,093	4,171,128	371%
Other Expenses	164,881	93,508	71,373	76%
Income Taxes	800	817	(17)	-2%
Net Loss	$(5,336,702)	$(935,599)	$(4,401,103)	470%

Basic and Fully Diluted Loss Per Common Share	$(0.09)	$(0.06)
Weighted Average Basic and Fully Diluted Common Share Outstanding	62,221,807	15,012,361

Revenues

For the year ended December 31, 2010 revenues decreased 19% from the year ended December 31, 2009.  The slow economy and uncertain financial sector has negatively impacted our sales and plans to expand operations.  Our acquisition of Pro Line Sports we will add significant sales of the new product line.  We believe this acquisition will allow us to expand into the golf accessory market in 2010 and will be able to increase sales of our highly profitable golf grip products as opposed to our golf clubs.  We expect our reliance on outside capital to decrease, however, we will continue to require capital in the near short term, even though our revenues increases with the Pro Line acquisition.

Cost of Sales

For the year ended December 31, 2010, our costs of sales increased 32% over the year ended December 31, 2009.  This increase is due to a write down in slow moving and obsolete inventory acquired in the Caldwell acquisition.  However, our overall pricing structure, product make-up and sales mixes have stayed constant from 2009.

We expect that our margins will improve with our acquisition of Pro Line Sports.  The golf ball retrievers and other accessories have a historically higher gross margin than our golf clubs.

Gross Profit

For the year ended December 31, 2010, our gross profit decreased 56% over the year ended December 31, 2009. The continued poor economy during 2010 has hurt our retail sales which drove down our gross margins.  In order to move product we sought a higher percentage of less than wholesale orders than in the recent past.

Operating Expenses

For the year ended December 31, 2010, our operating expenses increased by $4,0171,128. Stock issued for services during 2010 totaled 59,294,808 common shares valued at $653,492 and 708,200 shares of preferred stock valued at $3,541,000.  This is compared with stock issued for services in 2009 of 2,310,600 common shares valued at 626,150.  This increase in expense recognized from the issuance of stock for services accounted for almost the entire increase in expenses.  Advertising and rent decreases were offset by increases in salaries and other selling and general administrative costs.  We expect with the acquisition of Pro Line Sports our expenses as a cost, will increase in 2010.

Other Expenses

For the year ended December 31, 2010, our other expenses increased $71,373 over the year ended December 31, 2009. Interest expense on debts owed to both related parties and on the new convertible notes issued increased $269,360.  This increase was partially offset by a gain recorded on debt settled during 2010 of $197,814.

Net Loss

For the year ended December 31, 2010, our net loss increased $4,401,103 over the year ended December 31, 2009. Of our total net loss of $5,336,702, $4,626,329 was due to non-cash expenses such as stock based compensation, impairment of inventory and depreciation and amortization expense.

Currently, our revenues are not large enough to create a breakeven scenario.  We expect our need for outside capital to decrease significantly with the acquisition of Pro Line Sports but expect to need capital to continue to expand operations and develop new distributors.

 LIQUIDITY AND CAPITAL RESOURCES

For the Years Ended December 31, 2010 and December 31, 2009

At December 31, 2010, we had cash of $-0- as compared to cash of $6,848 as of December 31, 2009. Net cash used in operating activities for the year ended December 31, 2010 was $408,703 as compared to $6,088 for the year ended December 31, 2009. This increase of $402,615 in cash used in operating activities as compared to the prior year is reflective of the decline in sales due to the slow economy in 2010. Management attempted to curb as much discretionary spending as possible without hurting the future prospects of the company.

Cash flows used in investing activities totaled $-0- and $15,011 for the years ended December 31, 2010 and 2009, respectively. We limited as much as possible our capital expenditures in order to conserve cash during the year.

Cash flows provided by financing activities totaled $401,855 and $22,727 in 2010 and 2009, respectively. Our cash from financing activities in 2010 consisted primarily of funds received from the issuance of convertible notes.  These proceeds totaled $388,000 during the year.  In 2009, we raised net proceeds of $22,727 from related parties with no exterior financing.

At the present level of business activity, our ongoing monthly gross operating cash disbursements are expected to average approximately $32,000. As of December 31, 2010, we had positive working capital of $1,544,578.  Of this working capital, $1,507,461 is made up of inventory, much of which was acquired during the fourth quarter of the 2009 as part of the Caldwell Golf acquisition.

RECENT ACCOUNTING PRONOUNCEMENTS AFFECTING US

For a detailed list of recent accounting pronouncements affecting our company, please refer to Note 1 in our financial statements.

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

For a detailed list of our critical accounting policies, please refer to Note 1 in our financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with entities or other persons, also known as “special purpose entities” (SPEs).

ITEM 7A – Quantitative and Qualitative Disclosures About Market Risk

We are subject to certain market risks, including changes in interest rates and currency exchange rates. We do not undertake any specific actions to limit those exposures.

ITEM 8 – Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Feel Golf Company, Inc.
107 Commerce Way
Sanford, FL  32771

We have audited the accompanying balance sheets of Feel Golf Company, Inc. as of December 31, 2010 and 2009 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2010 and 2009.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Feel Golf Company, Inc. as of December 31, 2010 and 2009 and the results of its operations and its cash flows for each of the years in the period ended December 31, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Feel Golf Company, Inc. will continue as a going concern. As discussed in Note 2, conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2.  The financial statements do not include adjustments that might result from the outcome of these uncertainties.

/s/W.T. Uniack & Co., CPA’s P.C.

Woodstock, Georgia
April 8, 2011

FEEL GOLF CO., INC
Balance Sheets

ASSETS
	December 31,	December 31,
	2010	2009
CURRENT ASSETS
Cash	$-	$6,848
Accounts receivable, net of allowance for doubtful accounts of $10,000 and $10,000, respectively	24,051	17,484
Barter receivable	15,407	64,828
Receivable from shareholder	7,794	17,137
Inventory	1,507,461	1,929,647
Prepaid expenses	19,990	48,032
Total Current Assets	1,574,703	2,083,976

PROPERTY, PLANT and EQUIPMENT, net	437,845	523,653

OTHER ASSETS
Intellectual property, net	653,715	828,039
Other assets	3,582	3,952

TOTAL ASSETS	$2,669,845	$3,439,620

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$169,591	$343,873
Bank overdraft	10,534	-
Total Current Liabilities	180,125	343,873

LONG-TERM LIABILITIES
Convertible debenture, net	127,160	-
Related party notes payable	809,072	847,022
Total Long-term Liabilities	936,232	847,022

TOTAL LIABILITIES	1,116,357	1,190,895

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares
authorized, 708,200 and -0- shares
issued and outstanding, respectively	71	-
Common stock, $0.001 par value; 2,000,000,000 shares
authorized, 119,274,273 and 19,406,179 shares
issued and outstanding, respectively	119,275	19,407
Additional paid-in capital	13,160,127	8,618,601
Accumulated deficit	(11,725,985)	(6,389,283)
Total Stockholders' Equity	1,553,488	2,248,725

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,669,845	$3,439,620

The accompanying notes are an integral part of these financial statements.

FEEL GOLF CO., INC
Statements of Operations

	For the Years Ended
	December 31,
	2010	2009
REVENUES, NET	$391,594	$485,773
COST OF SALES	267,394	202,954
GROSS PROFIT (LOSS)	124,200	282,819

OPERATING EXPENSES
Salaries	127,940	148,142
Impairment of inventory	270,386	-
Stock based compensation	4,044,492	626,150
Advertising	266,197	45,288
Professional fees	166,442	67,137
Depreciation	260,133	105,267
Other selling, general and administrative expenses	159,631	132,109

Total Operating Expenses	5,295,221	1,124,093

LOSS FROM OPERATIONS	(5,171,021)	(841,274)

OTHER INCOME AND (EXPENSE)

Gain on settlement of debt	197,814	-
Interest income	270	97
Interest expense	(311,732)	(36,301)
Interest expense - related party	(51,233)	(57,304)

Total Other Income and (Expense)	(164,881)	(93,508)

NET LOSS BEFORE TAXES	(5,335,902)	(934,782)
PROVISION FOR INCOME TAXES	(800)	(817)

NET LOSS	$(5,336,702)	$(935,599)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.09)	$(0.06)

WEIGHTED AVERAGE NUMBER OF BASIC AND
DILUTED COMMON SHARES OUTSTANDING	62,221,807	15,012,361

The accompanying notes are an integral part of these financial statements.

FEEL GOLF CO., INC
Statements of Stockholders' Equity

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2008	-	$-	15,845,575	$15,846	$4,696,755	$(5,453,684)	$(741,083)

Commons stock issued for services
at an average of $0.27 per share	-	-	2,310,600	2,311	623,839	-	626,150
Stock issued for purchase of assets	-	-	1,250,000	1,250	3,273,257	-	3,274,507
Fair value of services donated by shareholder	-	-	-	-	24,750	-	24,750
Net loss for the year ended December 31, 2009	-	-	-	-	-	(935,599)	(935,599)
Balance, December 31, 2009	-	-	19,406,175	19,407	8,618,601	(6,389,283)	2,248,725

Common stock issued for cash
at $0.06 per share	-	-	100,000	100	5,900	-	6,000
Common stock issued to settle accounts
payable at $0.04 per share	-	-	150,000	150	5,850	-	6,000
Common stock issued for services at an
average of $0.01 per share	-	-	59,294,808	59,295	519,197	-	578,492
Common stock issued in conversion of debt
at an average of $0.01 per share	-	-	40,323,290	40,323	119,687	-	160,010
Preferred stock issued for services at an
average of $5.00 per share	708,200	71	-	-	3,540,929	-	3,541,000
Value of beneficial conversion feature	-	-	-	-	349,963	-	349,963
Net loss for the year ended December 31, 2010	-	-	-	-	-	(5,336,702)	(5,336,702)
Balance, December 31, 2010	708,200	$71	119,274,273	$119,275	$13,235,127	$(11,725,985)	$1,553,488

The accompanying notes are an integral part of these financial statements.

FEEL GOLF CO., INC
Statements of Cash Flows

	For the Years Ended
	December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(5,336,702)	$(935,599)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Depreciation	260,132	105,267
Stock issued for services	4,119,492	626,150
Services donated by company officer	-	24,750
Amortization of beneficial conversion feature	249,133	-
Gain on settlement of debt	(197,814)	-
Impairment of inventories	270,386	-
Changes in operating assets and liabilities:
Accounts receivable	(6,567)	16,449
Barter receivable	49,421	749
Inventory	151,800	95,781
Receivable from shareholder	9,343	-
Prepaid expenses	28,042	(35,886)
Accounts payable and accrued expenses	(5,739)	95,807
Other assets	370	444

Net Cash Used in Operating Activities	(408,703)	(6,088)

CASH FLOWS FROM INVESTING ACTIVITIES

Repayments of receivable from shareholder	-	1,000
Purchase of property and equipment	-	(16,011)

Net Cash Used in Investing Activities	-	(15,011)

CASH FLOWS FROM FINANCING ACTIVITIES

Net proceeds from sale of common stock	6,000	-
Bank overdraft	10,534	-
Repayment of related party payable	(187,613)	(87,103)
Proceeds from related party notes payable	184,934	109,830
Repayment of notes payable	-	(5,205)
Proceeds from notes payable	388,000	5,205

Net Cash Provided by Financing Activities	401,855	22,727

NET INCREASE (DECREASE) IN CASH	(6,848)	1,628
CASH AT BEGINNING OF PERIOD	6,848	5,220

CASH AT END OF PERIOD	$-	$6,848

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$29,084	$36,301
Income taxes	800	817

NON CASH FINANCING AND INVESTING ACTIVITIES
Common stock issued for purchase of assets	$-	$3,274,507
Stock issued in conversion of convertible notes	160,010	-
Common stock issued to settle accounts payable	6,000	-

The accompanying notes are an integral part of these financial statements.

FEEL GOLF COMPANY, INC.
Notes to the Financial Statements
December 31, 2010 and 2009

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

Reclassification of Financial Statement Accounts
Certain amounts in the December 31, 2009 financial statements have been reclassified to conform to the presentation in the December 31, 2010 financial statements.

Cash and Cash Equivalents
For purposes of the balance sheets and cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at time of purchase to be cash equivalents.

Concentrations of Risk
The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $250,000 USD. At December 31, 2010, the Company’s bank deposits did not exceed the insured amount.

Concentrations of Credit Risk and Customers
The Company is diligent in attempting to ensure that it issues credit to credit-worthy customers. However, the Company's customer base is small and our accounts receivable balances are usually over 90 days outstanding, and that exposes the Company to significant credit risk. Therefore, a credit loss can be significant relative to the Company's overall profitability. However, through the year ended December 31, 2010, the Company has not suffered a significant credit loss and does not expect to incur such losses in the near future.

Trade Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts represents the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable balance. The Company determines the allowance for doubtful accounts based upon historical write-off experience and current economic conditions. The adequacy of its allowance for doubtful accounts is reviewed on a regular basis. Receivable balances past due over 120 days, which exceed a specified dollar amount, are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts totaled $10,000 as of December 31, 2010 and 2009.

FEEL GOLF COMPANY, INC.
Notes to the Financial Statements
December 31, 2010 and 2009

NOTE 1 – NATURE OF ORGANIZATION AND SIGINFICANT ACCOUNTING POLICIES (CONTINUED)

Barter Receivable
The Company is involved in two barter organizations that involve the sale of the Company’s products and the Company has access to goods and services of member organizations of the barter organizations.  The Company applies ADC 845, “Accounting for Non-Monetary Transactions”, the provisions of ASC 840, “Accounting for Barter Transactions Involving Barter Credits” and ASC 840 “Accounting for Advertising Barter Transactions.” Barter sales were $65,937 and $15,207, in 2010 and 2009 respectively.

As of December 31, 2010 and 2009, the Company had built up a receivable of goods and services through the barter organizations of $64, 828 and $15,407 respectively.

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

At the close of the year ended December 31, 2010, the Company tested its inventory for potential impairment.  Using a future cash flow model, the Company determined that its inventory’s carrying value exceeded its net realizable value.  Accordingly, the Company has impaired the value of its inventory by $270,386 and recorded the expense to cost of goods sold.

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

Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent from other groups of assets. The evaluation of long-lived assets requires the Company to use estimates of future cash flows. However, actual cash flows may differ from the estimated future cash flows used in these impairment tests. As of December 31, 2010, management does not believe any of the Company’s assets were impaired.

FEEL GOLF COMPANY, INC.
Notes to the Financial Statements
December 31, 2010 and 2009

NOTE 1 – NATURE OF ORGANIZATION AND SIGINFICANT ACCOUNTING POLICIES (CONTINUED)

Valuation of Long-Lived Assets (continued)
Below is a table identifying the intangible assets subject to amortization and estimated amortization over the next five years and after.

Original values of Intangible assets
Purchased patents, copyrights and IP	$871,620

Estimated future amortization (years)
To-date	$217,905
1	174,324
2	174,324
3	174,324
4	130,743
5	-
Thereafter	$-

Fair Value of Financial Instruments
In accordance with ASC 820, the carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates fair value due to the short-term maturity of these instruments.  ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the balance sheets for cash, accounts receivable, loans payable, and accounts payable and accrued expenses, approximate their fair market value based on the short-term maturity of these instruments. The following table presents assets and liabilities that are measured and recognized at fair value as of September 30, 2010, on a non-recurring basis:

Assets and liabilities measured at fair
value on a recurring and nonrecurring				Total
basis at December 31, 2010:				Carrying
Nonrecurring:	Level 1	Level 2	Level 3	Value
Convertible debenture	$-	$-	$(127,160)	$(127,160)
Related party notes payable	-	-	(809,072)	(809,072)
	$-	$-	$(936,232)	$(936,232)

A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following is a description of the valuation methodology used to measure fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

FEEL GOLF COMPANY, INC.
Notes to the Financial Statements
December 31, 2010 and 2009

NOTE 1 – NATURE OF ORGANIZATION AND SIGINFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments (continued)
Notes Payable and Convertible Debenture:     Market prices are not available for the Company's loans nor are market prices of similar loans available. The Company assessed that the fair value of this liability approximates its carrying value.

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

The following tables present the fair value of financial instruments as of December 31, 2010, by caption on the condensed balance sheet and by ASC 820 valuation hierarchy described above.

	Related Party	Convertible
Level 3 Reconciliation:	Notes Payable	Debentures
Level 3 assets and liabilities at December 31, 2009:	$(847,022)	$-
Purchases, sales, issuances and settlements (net)	37,950	(127,160)
Total level 3 assets and liabilities at December 31, 2010	$(809,072)	$(127,160)

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

Shipping and Handling Costs
Shipping and handling costs billed to the customer are classified in revenues. Such costs incurred to ship our products are included in cost of sales.

Advertising Costs
The Company expenses the costs of advertising; as such advertising is normally in short-term publications. Total advertising costs for 2010 and 2009 were $266,197 and $45,288, respectively.

Contribution of Services
The Company's President and majority shareholder did not receive compensation for his services during the year ended December 31, 2009. A total of $24,750 was determined by management to be a fair value of his services to the Company on an annual basis and has been recorded as a contribution of capital for the year ended December 31, 2009.

Stock-Based Compensation
The Company follows the provisions of ASC 718 which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  The Company uses the Black-Sholes pricing model for determining the fair value of stock based compensation.

Equity instruments issued to non-employees for goods or services are accounted for at fair value and are marked to market until service is complete or a performance commitment date is reached, whichever is earlier.

FEEL GOLF COMPANY, INC.
Notes to the Financial Statements
December 31, 2010 and 2009

NOTE 1 – NATURE OF ORGANIZATION AND SIGINFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes
The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

In July, 2006, the FASB issued ASC 740, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a return. ASC 740 provides guidance on the measurement, recognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. ASC 740 became effective as of January 1, 2007 and had no impact on the Company’s financial statements.

The charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

Basic and Diluted Net Loss per Share
Basic and diluted loss per common share is calculated using the weighted average number of common shares outstanding during the period. For the year ended December 31, 2010 and 2009, the Company did not have any dilutive instruments to be included the calculation of earnings per share.

Recently Issued Accounting Pronouncements
Below is a listing of the most recent accounting pronouncements issued since through May 27, 2010. The Company has evaluated these pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

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

FEEL GOLF COMPANY, INC.
Notes to the Financial Statements
December 31, 2010 and 2009

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

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  During the year ended December 31, 2010 the Company realized a net loss of $5,336,702 and has incurred an accumulated deficit of $11,725,985.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

FEEL GOLF COMPANY, INC.
Notes to the Financial Statements
December 31, 2010 and 2009

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

NOTE 3 – INVENTORY

As of December 31, the Company’s inventories comprised the following:

	2010	2009
Raw Materials	$829,104	$981,063
Finished Goods	678,357	948,584
Total Inventory	$1,507,461	$1,929,647

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	2010	2009
Furniture & Office Equipment	$285,335	$285,335
Plant Equipment & Production Tooling	606,704	606,704
Trade Show Booth	53,138	53,138
Leasehold Improvements	2,727	2,727
Total Property and Equipment	947,904	947,904
Less: Accumulated Depreciation	(510,059)	(424,251)
Net Property and Equipment	$437,845	$523,653

NOTE 5 – RELATED PARTY TRANSACTIONS

Over the course of the Company’s history loans for operating purposes have been made to the Company by officers of the Company. The related party notes payable total $809,072 and $847,022 at December 31, 2010 and 2009, respectively.  These notes carry interest at 7% and have balloon payments that are due in full on December 31, 2012.  One loan is unsecured and the other is considered a commercial loan under the Uniform Commercial Code and is secured by a blanket lien on the Company’s assets.  The secured loan totals approximately $575,000 as of December 31, 2010.  For the year ended December 31, 2010 and 2009, the Company accrued $51,233 and $57,304 in interest expense on these loans, respectively.

NOTE 6 – CONVERTIBLE DEBENTURES

Beginning on March 19, 2010 through December 31, 2010 the Company has entered into multiple convertible debenture agreements with a third party.  These debentures carry interest at 8 to 15% per annum, are due in full starting on March 19, 2012, and are collateralized by 30,000,000 shares of the Company’s common stock held in escrow.  At the option of the holder, any outstanding principle and unpaid interest balance is convertible into shares of the Company’s common stock.  The conversion price is the highest of a) 50% of the average of the five lowest closing prices for the Company’s stock during the previous 15 trading days or b) $0.0001.

FEEL GOLF COMPANY, INC.
Notes to the Financial Statements
December 31, 2010 and 2009

NOTE 6 – CONVERTIBLE DEBENTURES (CONTINUED)

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms of these debentures and determined that a beneficial conversion feature (BCF) exists.  The Company calculated the value of the BCF using the intrinsic method based on the stock price on the day of commitment, the discount as agreed to in the debenture, and the number of convertible shares.  The combined value of the BCF for all debentures is $349,963.  The BCF has been recorded as a discount to the debenture payable and to Additional Paid-in Capital.

In accordance with ASC 470, the Company is amortizing the BCF over the life of the debentures.  As of December 31, 2010 the Company has recognized $249,133 in amortization which has been charged to interest expense resulting in a carrying value of the notes of $127,160 as of December 31, 2010.

On 26 separate dates, the holder of these notes elected to convert a total of $160,010 of these debentures into shares of common stock.  Based on the conversion terms, the holders received 40,323,290 shares of the Company’s common stock resulting in an average conversion price of less than $0.01 per share.

NOTE 7 - STOCKHOLDERS’ EQUITY

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

On May 21, 2010 the Company issued 708,200 shares of its Series A Preferred Stock to Company board members and an employee for services rendered to the Company.  The services were valued based on the value of the underlying common stock on the date of issuance multiplied by the number of convertible shares for each share of Preferred Stock.  Accordingly, the Company recognized a onetime $3,541,000 expense for stock compensation related to this issuance.

As of June 30, 2010, the Company’s board of directors approved an increased in the authorized shares of common stock from 100,000,000 to 2,000,000,000 shares.

On 26 separate dates, the Company issued 40,323,290 shares of common stock to convert a total of $160,010 of convertible debentures.

On December 28, 2010 the Company issued 7,000,000 to a consultant for services valued at $11,900 based on the market value of the stock on the day of issuance.

On November 1, 2010 the Company issued 150,000 to a consultant for services valued at $1,125 based on the market value of the stock on the day of issuance.

FEEL GOLF COMPANY, INC.
Notes to the Financial Statements
December 31, 2010 and 2009

NOTE 7 - STOCKHOLDERS’ EQUITY (CONTINUED)

On October 7, 2010 the Company issued 1,600,000 to consultants for advertising services valued at $17,600 based on the market value of the stock on the day of issuance.

On September 13, 2010 the Company issued 1,000,000 shares of its common stock for services valued at $10,000 based on the market value of the stock on the day of issuance.

On August 25, 2010 the Company issued 175,000 shares of its common stock for services valued at $1,750 based on the market value of the stock on the day of issuance.

On August 9, 2010 the Company issued 133,928 shares of its common stock for services valued at $2,679 based on the market value of the stock on the day of issuance.

On August 4, 2010 the Company issued 3,450,000 shares of its common stock for services valued at $69,000 based on the market value of the stock on the day of issuance.

On March 22, 2010 the Company issued 150,000 shares of its common stock the settle accounts payable totaling $6,000.

On May 21, 2010 the Company issued 38,236,000 shares of its common stock for services rendered to the Company.  The services were valued based on the $0.01 fair market value of the common stock on the date of issuance.

On May 21, 2010 the Company issued 15,000,000 shares of its common stock as a prepayment for advertising services.  The contract was valued based on the $0.01 fair market value of the common stock on the date of issuance. On October 28, 2010 the Company signed a mutual release and settlement contract with a consultant who was issued shares for services in a prior year.  It was agreed that of the 15,000,000 shares originally issued, 7,500,000 would be returned to the Company’s treasury and immediately cancelled.

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

NOTE 8 – INCOME TAXES

The Company’s provision for income taxes was $800 and $817 for the years ended December 31, 2010 and 2009 respectively. The Company incurred net operating losses which have a full valuation allowance through December 31, 2010 so the amount represents the minimum state franchise tax liability.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a full valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is calculated by multiplying a 43% marginal tax rate by the cumulative Net Operating Loss (“NOL”) of $1,180,678, which expires in various years through 2030.

FEEL GOLF COMPANY, INC.
Notes to the Financial Statements
December 31, 2010 and 2009

NOTE 8 – INCOME TAXES (CONTINUED)

The total valuation allowance is equal to the total deferred tax asset.  The valuation allowance increased by $324,840 from $182,852 to $592,752 for the year ended December 31, 2010.

The tax effects of significant items comprising the Company's net deferred taxes as of December 31, 2010 and 2009 were as follows:

	2010	2009
Cumulative NOL	$1,378,492	$425,237

Deferred Tax assets:
(34% Federal, 9% CA)
Net operating loss carry forwards	5,042,174	2,747,392
Stock-based compensation	(2,569,838)	(798,457)
Deferred revenue	-	(24,833)
Beneficial conversion feature	(107,127)	-
Gain on extinguishment of debt	85,060	-
Impairment of inventories and fixed assets	(116,964)	(698)
Valuation allowance	(2,333,304)	(1,923,405)
	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 43% to pretax income from continuing operations for the years ended December 31, 2010 and 2009 due to the following:

	2010	2009
Income tax benefit at U. S. federal statutory rates:	$(2,294,782)	$(402,308)
Stock for services	1,771,382	269,245
Deferred revenue	(24,833)	10,643
Beneficial conversion feature	107,127	-
Gain on extinguishment of debt	(85,060)	-
Impairment of inventories and fixed assets	116,266	-
Change in valuation allowance	409,900	122,421
	$-	$-

In July, 2006, the FASB issued ASC 740, “Accounting for Uncertainty in Income Taxes” which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a return. ASC 740 provides guidance on the measurement, recognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. ASC 740 became effective as of July 1, 2008 and had no impact on the Company’s financial statements.
The Company has filed income tax returns in the United States and California. All tax years prior to 2007 are closed by expiration of the statute of limitations.  The years ended December 31, 2010, 2009, and 2008 are open for examination.

The Company has had numerous transactions in its common stock.  Such transactions may have resulted in a change in the Company's ownership, as defined in the Internal Revenue Code Section 382.  Such change may result in an annual limitation on the amount of the Company's taxable income that may be offset with its net operating loss carry forwards. The Company has not evaluated the impact of Section 382, if any, on its ability to utilize its net operating loss carry forwards in future years.

FEEL GOLF COMPANY, INC.
Notes to the Financial Statements
December 31, 2010 and 2009

NOTE 9 - COMMITMENTS & CONTINGENCIES

Operating Leases
On February 1, 2007, the Company entered into a thirty-six month lease agreement with an unrelated party for approximately 5,500 square feet of manufacturing and office space in Salinas, California.  The following table summarizes the Company’s  minimum lease payments under operating lease agreements for the three years subsequent to December 31, 2010:

Year Ended-California
December 31,
2010	$37,200
$37,200

As part of th asethe Company’s fOn April 1, 2011, the Company did not renew their California lease and re located the Company to Sanford, FL. The Company entered into a 2 year lease occupying the Seller’s 6,500 square feet building, owned by the seller.  Monthly lease payments are $2,700.

The Company recognizes lease expense on a straight-line basis over the life of the lease agreement. Contingent rent expense is recognized as it is incurred. Total rent expense in continuing operations from operating lease agreements was $37,200 for the years ended December 31, 2010 and 2009, respectively.

Litigation
The Company may be involved from time to time in ordinary litigation that will not have a material effect on its operations or finances. The Company is not aware of any pending or threatened litigation against the Company or the Company's officers and directors in their capacity as such that could have a material impact on the Company's operations or finances.

NOTE 10 – SUBSEQUENT EVENTS

On January 4, 2011 the Company issued 1,646,096 for services.

On December 4, 2010 the Company entered into an asset purchase agreement with Pro Line Sports, Inc (“Seller”) to purchase one hundred percent (100%) of the right, title and interest in Seller’s tangible and intangible assets for $225,000.  On February 11, 2011, the $225,000 funding required for the Pro Line acquisition was executed and thereby closing the purchase of Pro Line Sports- 8 K on file

Upon Closing of the Asset Purchase Agreement, which consummated on February11, 2011, the Company  entered into a 4 year consulting agreement of $1,313,000 over four () years to IGH, LLC (a company owned by the seller).  The amount includes salable inventory previously owned by Pro Line Sports, Inc and transferred to the sellers' Company, IGH, LLC.

Between January 1 and February 15, 2011 the Company issued 51,502,757 common shares in exchange for $50,660 in convertible debt.

On January 18, 2011 the Company issued 5,000,000 common   shares to Taconic Corporation for note holder's convertible note conversion in lieu of cash payment to the note holder

On January 20, 2011 the Company issued 800,000 shares of common stock   to Vince Trapasso for liaison services to Asher Enterprise, a note holder

On January 11, 2011 the Company entered into 8% convertible note for $40,000.  The note is convertible into the Company’s common stock at a 51% discount to the lowest three trading prices in the preceding 10 day period.  The note is unsecured and is due nine months from issuance.

ITEM 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

1)	Previous Independent Auditors:

i.
On July 1, 2010, the Board of Directors (the “Board”) of Feel Golf Co., Inc. (the “Company”) dismissed Farber Hass Hurley LLP (“FHH”) as its independent registered public accounting firm.  Also on July 1, 2010, the Company engaged W.T. Uniack & Co. CPA’s P.C. (“Uniack”) as its principal independent accountant.  This decision to engage Uniack & Co. was ratified by the majority approval of the Board of Directors of the Company.

ii.
Other than the disclosure of uncertainty regarding the ability for the Company to continue as a going concern which was included in FHH’s audit report on the financial statements for the past two years, the principal accountant’s report on the financial statements for either of the past two years did not contain an adverse opinion or disclaimer of opinion, or was not modified as to uncertainty, audit scope, or accounting principles.  For the two most recent fiscal years and any subsequent interim period through FHH’s termination on July 1, 2010, FHH disclosed the uncertainty regarding the ability of the Company to continue as a going concern in its report on the financial statements for the Company.  There has been no other disagreements between the Company and FHH on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of FHH would have caused it to make a reference to the subject matter of the disagreement in connection with its reports.

iii.	The Company’s Board of Directors approved the decision to engage Uniack.

iv.
In connection with its review of financial statements through July 1, 2010, other than the disclosure listed in subparagraph (ii), there have been no disagreements with FHH on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of FHH would have caused them to make reference thereto in their report on the financial statements.

v.
During the two most recent audit periods ending December 31, 2009 and 2008 and the interim periods through July 1, 2010 there have been no other reportable events with the Company as set forth in Item 304(a)(i)(v) of Regulation S-K.

vi.
The Company requested that FHH furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements.  A copy of such letter is filed as Exhibit 16.1 to this Form 8-K.

2)	New Independent Accountants:

i.
The Company engaged Uniack as its new independent auditors as of July 1, 2010.  Prior to such date, the Company, did not consult with Uniack & Co .regarding (i) the application of accounting principles, (ii) the type of audit opinion that might be rendered, or (iii) any other matter that was the subject of a disagreement between the Company and its former auditor as described in Item 304(a)(1)(iv) of Regulation S-K.

ITEM 9A – Controls and Procedures

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

The Certifying Officers responsible for establishing and maintaining adequate internal control over financial reporting for the Company used the Internal Control over Financial Reporting Integrated Framework issued by Committee of Sponsoring Organizations’ (COSO) to conduct an extensive review of the Company's “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15-d-15(e)) as of the end of each of the periods covered by this report (the “Evaluation Date”).  Based upon that evaluation, the Certifying Officers concluded that, as of December 31, 2010, our disclosure controls and procedures were not effective in ensuring that the information we were required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms.

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

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Management used the Internal Control over Financial Reporting Integrated Framework issued by Committee of Sponsoring Organizations’ (COSO) to conduct an extensive review of the Company’s internal controls over financial reporting to make that evaluation.  As of December 31, 2010, the Company had a deficiency in internal controls that constituted a material weakness in internal controls. Due to this material weaknesses, management concluded that internal controls over financial reporting as of December 31, 2010 were not effective, based on COSO’s framework.

This deficiency is attributed to the fact that the Company does not have adequate resources to address complex accounting issues as well as an inadequate number of persons to whom it can segregate accounting tasks within the company so as to ensure the separation of duties between those persons who approve and issue payment from those persons who are responsible to record and reconcile such transactions within the Company’s accounting system.  This control deficiency will be monitored and attention will be given to the matter as the Company begins operations as an active business entity. Management has concluded that this control deficiency constituted a material weakness that continued throughout fiscal year 2010.  In order to mitigate this risk, the Company has contracted with consultants with expertise in US GAAP and SEC financial reporting standards to review and compile all financial information prior to filing that information with the SEC.  There were no significant changes in our internal control over financial reporting or in other factors that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

PART III

ITEM 10 – Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act

The following table sets forth the names, ages, and positions of our executive officers and directors as of April 13, 2010.

NAME	AGE	POSITION

Lee Miller	70	Chief Executive Officer & Interim CFO
David Otterbach	52	Chief Operating Officer & Secretary
David Worrell	46	Director

Certain Significant Employees

NAME	AGE	POSITION
Greg Cottingham	56	General Manager

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Lee Miller
Mr. Miller has experience in operations, and early on, he was in mergers and acquisitions for USS Chemicals, a division of U.S. Steel. He personally has acquired, and sold several golf & non golf companies during his career. From 1977 until 1996, he was the Chairman of Hilco Technologies, Inc., a high-tech supplier to the aircraft, medical, automotive industries and a prime Department of Defense (DOD) Contractor. In 1977, Mr. Miller served as Honorary Vice-Chairman for Checker Motors under the Chairmanship of Ed Cole, his mentor and former President of General Motors. Mr. Miller is a member of the Professional Golfers Association (PGA) and an associate member of the Senior PGA Tour. He studied accounting and financial analysis at Davenport College, earned a Mechanical Engineering certificate (MDTA), and his MBA and PhD from the University of Beverly Hills. Mr. Miller has been with Feel Golf from 1990 to the present.

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

Greg Cottingham
Mr. Cottingham, a PGA Member for the past 10 years, is our General Manager.  His responsibilities include management of our USA assembly operation of golf clubs, inventory control, shipping & receiving, invoicing and other related day-to-day operational matters. His direct experience in the golf industry exceeds 20 years including being the Assistant Head Golf Professional at the Neumann Golf Course in Cincinnati, Ohio.  He attended the University of Cincinnati and resides in Carmel, CA.

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

ITEM 11 - Executive Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer during the years ended December 31, 2010 and 2009 in all capacities for the accounts of our executive, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Totals
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Lee Miller	2010	33,000	-	3,150,000	-	-	-	-	3,183,000
(CEO, Interim CFO)	2009	33,000	-	-	-	-	-	-	33,000

David Otterbach	2010	36,000	-	436,000	-	-	-	-	469,000
(COO)	2009	36,000	-	20,000	-	-	-	-	56,000

Option Grants Table
There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table through December 31, 2010.

Aggregated Option Exercises and Fiscal Year-End Option Value Table
There were no stock options exercised during period ending December 31, 2010 by the executive officer named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table
There were no awards made to a named executive officer in the last completed fiscal year under any LTIP.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. Total compensation for Company officers totaled $69,000 for the year ended December 31, 2010.

Employment Agreements

We do not have any employment agreements in place with our officers or directors.

ITEM 12 – Security Ownership of Certain Beneficial Owners and Management

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of April 13, 2011 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Common Stock	Lee Miller 25943 Deer Run Lane Salinas, CA 93908	12,456,219(2)	3.70%

Common Stock	David Otterbach	1,150,000	< 1%
	PO Box 1709
	Carmel, CA 93924

Common Stock	Greg Cottingham	21,050,000	6.10%
	PO 223188
	Carmel, CA 93922
		250,000
Common Stock	David Worrell 10610 Camden Meadows Dr Charlotte, NC 28273

Common Stock	All executive officers and directors as a group	13,856,219	10.20%

(1)  Percentages based on 338 m shares issued as of April 13, 2011.
(2)  Represents 12,456,219 shares held by the Miller Family Trust as of April 13, 2011.

Stock Option Grants

We have not granted any stock options to our executive officer since our incorporation.

ITEM 13 – Certain Relationships and Related Transactions, and Director Independence

On May 31, 2009 the Company renegotiated the three loans below (1-2-3) and entered into a balloon note of $256,692.  The note carries interest at 7% and the balloon payment is due in full on December 31, 2011.

Loan -3 On March 10, 2009, the Company entered into a short term note payable with a trust controlled by a shareholder for $20,000.  The short term note payable carries interest at 10% per annum and is due in full on December 31, 2009.  The holder of the short term note payable also has an option to convert the outstanding balance on the note subsequent to June 30, 2009.  The conversion price will be calculated based on a 20% discount to the average of the previous 30 days’ closing price of the Company’s common stock.

Loan -2 On February 13, 2008, the Company entered into a promissory note for $30,000 with a trust controlled by a member of the Company’s Board of Directors.  The promissory note carries interest at 7% and was due in full on February 12, 2009.

Loan -1 On December 31, 2005, the Company entered into a promissory note for $185,198 with a member of the Company’s Board of Directors.  The promissory note carries interest at 7%, and was due in full March, 31, 2013.

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

Interest expense for the years ending December 31, 2008 and 2007, was $98,650 and $68,387, respectively.

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

ITEM 14 – Principal Accountant Fees and Services

Audit Fees

For the Company’s fiscal years ended December 31, 2010 and 2009, we were billed approximately $56,000 and $66,000 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

The Company issued 2,000,000 shares of common stock for $20,000 worth of audit related services incurred for the year ended December 31, 2010.

Tax Fees

For the Company’s fiscal year ended December 31, 2010 and 2009, we were billed $1,700 and $1,700 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2010 and 2009.

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

PART IV

ITEM 15 – Exhibits, Financial Statement Schedules.

a) Documents filed as part of this Annual Report

1.  Financial Statements

2. Financial Statement Schedules

3. Exhibits

10.1           Asset Purchase Agreement between Feel Golf Co., Inc. and Pro Line Sports, Inc., dated December 4, 2010.
14.1*         Code of Ethics
31.1           Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer
31.2           Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer
32.1           Section 1350 Certification of Chief Executive Officer
32.2           Section 1350 Certification of Chief Financial Officer

*Filed as Exhibit to the Form 8-K filed on January 7, 2011 and incorporated herein by reference.

 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEEL GOLF CO., INC.

Date: April 13, 2011	By:	/s/ Lee Miller
Lee Miller Chief Executive Officer & Interim Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lee Miller	Chief Executive Officer & Interim Chief Financial Officer	April 13, 2011
Lee Miller

/s/ David Otterbach	Chief Operating Officer & Secretary	April 13, 2011
David Otterbach

/s/ David Worrell	Director
David Worrell		April 13, 2011