Form 10-Q
period 2011-03-31
FEEL GOLF CO INC
filed 2011-05-13
CIK 1141673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

For the transition period from                      to

Commission file number 3330-153699

FEEL GOLF COMPANY, INC.
(Exact name of small business issuer as specified in its charter)

California	77-0532590
State or other jurisdiction of	(IRS Employer
Incorporation or organization	Identification Number)

107 Commerce Way Sanford, FL	32771
(Address of principal executive offices)	(Zip Code)

(321) 397-2072
(Issuer’s telephone number, including area code)
1354 Dayton
Salinas, CA 93901

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 491,548,849 of common shares outstanding as of May 13, 2011.

FEEL GOLF COMPANY, INC.

 PART I — FINANCIAL INFORMATION

FEEL GOLF CO., INC.
Balance Sheets

ASSETS

	March 31,	December 31,
	2011	2010
CURRENT ASSETS	(unaudited)

Cash	$32,543	$-
Accounts receivable, net	173,312	24,051
Barter receivable	15,371	15,407
Receivable from shareholder	7,794	7,794
Inventory, net	1,707,323	1,507,461
Prepaid expenses	15,152	19,990

Total Current Assets	1,951,495	1,574,703

PROPERTY, PLANT and EQUIPMENT, net	455,159	437,845

OTHER ASSETS
Other assets	182	3,582
Intellectual property, net	610,134	653,715
Goodwill	1,226,305	-

TOTAL ASSETS	$4,243,275	$2,669,845

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$102,258	$148,200
Bank overdraft	-	10,534
Accrued interest	26,666	21,391
Related party notes payable - current	512,698	-

Total Current Liabilities	641,622	180,125

LONG-TERM LIABILITIES

Convertible debenture, net	164,843	127,160
Related party notes payable	1,648,113	809,072

Total Long-term Liabilities	1,812,956	936,232

TOTAL LIABILITIES	2,454,578	1,116,357

STOCKHOLDERS' EQUITY

Preferred stock, $0.0001 par value; 10,000,000 shares
authorized, 828,200 and 708,200 shares
issued and outstanding, respectively	83	71
Common stock, $0.001 par value; 2,000,000,000 shares
authorized, 304,648,601 and 119,274,273 shares
issued and outstanding, respectively	304,650	119,275
Additional paid-in capital	13,629,998	13,160,127
Accumulated deficit	(12,146,034)	(11,725,985)

Total Stockholders' Equity	1,788,697	1,553,488

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,243,275	$2,669,845

The accompanying notes are an integral part of these financial statements.

FEEL GOLF CO., INC.
Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2011	2010

REVENUES, NET	$235,131	$67,618
COST OF SALES	72,754	29,731

GROSS PROFIT	162,377	37,887

OPERATING EXPENSES
Salaries	40,280	22,453
Stock based compensation	180,300	-
Advertising	14,595	25,161
Professional fees	32,259	43,910
Depreciation	63,494	66,989
Other selling, general and administrative expenses	76,990	35,556

Total Operating Expenses	407,918	194,069

LOSS FROM OPERATIONS	(245,541)	(156,182)

OTHER INCOME AND (EXPENSE)

Interest income	46	269
Interest expense	(174,554)	(14,456)
Interest expense - related party	-	(13,938)

Total Other Income and (Expense)	(174,508)	(28,125)

NET LOSS BEFORE TAXES	(420,049)	(184,307)
PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(420,049)	$(184,307)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF BASIC AND
DILUTED COMMON SHARES OUTSTANDING	208,179,548	19,492,609

The accompanying notes are an integral part of these financial statements.

FEEL GOLF CO., INC.
Statements of Stockholders' Equity

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2009	-	$-	19,406,175	$19,407	$8,618,601	$(6,389,283)	$2,248,725

Common stock issued for cash at $0.06 per share	-	-	100,000	100	5,900	-	6,000

Common stock issued to settle accounts payable at $0.04 per share	-	-	150,000	150	5,850	-	6,000

Common stock issued for services at an average of $0.01 per share	-	-	59,294,808	59,295	519,197	-	578,492

Common stock issued in conversion of debt at an average of $0.01 per share	-	-	40,323,290	40,323	119,687	-	160,010

Preferred stock issued for services at an average of $5.00 per share	708,200	71	-	-	3,540,929	-	3,541,000

Value of beneficial conversion feature	-	-	-	-	349,963	-	349,963

Net loss for the year ended December 31, 2010	-	-	-	-	-	(5,336,702)	(5,336,702)

Balance, December 31, 2010	708,200	71	119,274,273	119,275	13,160,127	(11,725,985)	1,553,488

Common stock issued for services at an average of $0.002 per share (unaudited)	-	-	12,446,096	12,466	15,534	-	28,000

Common stock issued in conversion of debt at an average of $0.001 per share (unaudited)	-	-	172,908,232	172,909	(3,651)	-	169,258

Preferred stock issued for services at an average of $1.40 per share (unaudited)	120,000	12	-	-	167,988	-	168,000

Value of beneficial conversion feature (unaudited)	-	-	-	-	290,000	-	290,000

Net loss for the three months ended March 31, 2011 (unaudited)	-	-	-	-	-	(420,049)	(420,049)

Balance, March 31, 2011 (unaudited)	828,200	$83	304,628,601	$304,650	$13,629,998	$(12,146,034)	$1,788,697

The accompanying notes are an integral part of these financial statements.

FEEL GOLF CO., INC.
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(420,049)	$(184,307)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Depreciation	63,494	66,989
Stock issued for services	196,000	7,078
Amortization of beneficial conversion feature	133,614	1,253
Changes in operating assets and liabilities:
Accounts receivable	(149,261)	(339)
Barter receivable	36	485
Inventory	53,824	16,908
Receivable from shareholder	-	8,569
Prepaid expenses	4,838	14,570
Accounts payable and accrued expenses	(34,567)	(24,825)
Other assets	3,400	-

Net Cash Used in Operating Activities	(148,671)	(93,619)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of customer list	(225,000)	-

Net Cash Used in Investing Activities	(225,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Net proceeds from sale of common stock	-	6,000
Bank overdraft repaid	(10,534)	-
Repayment of related party payable	(4,206)	(54,049)
Proceeds from related party notes payable	130,954	14,748
Proceeds from notes payable	290,000	150,000

Net Cash Provided by Financing Activities	406,214	116,699

NET INCREASE IN CASH	32,543	23,080
CASH AT BEGINNING OF PERIOD	-	6,848

CASH AT END OF PERIOD	$32,543	$29,928

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$955	$5,311
Income taxes	-	-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Stock issued in conversion of convertible notes	$169,258	$-
Common stock issued to settle accounts payable	-	6,000
Acquisition of subsidiary for notes payable	1,038,532	-

The accompanying notes are an integral part of these financial statements.

FEEL GOLF COMPANY, INC.
Condensed Notes to the Financial Statements
March 31, 2011 and December 31, 2010

NOTE 1 - PRESENTATION

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2010 audited financial statements. The results of operations for the period ended March 31, 2011 is not necessarily indicative of the operating results for the full year.

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

Reclassification of Financial Statement Accounts
Certain amounts in the March 31, 2010 financial statements have been reclassified to conform to the presentation in the March 31, 2011 financial statements.

Recent Accounting Pronouncements
Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  During the three months ended March 31, 2011 the Company realized a net loss of $420,049 and has incurred an accumulated deficit of $12,146,034.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

FEEL GOLF COMPANY, INC.
Condensed Notes to the Financial Statements
March 31, 2011 and December 31, 2010

NOTE 4 – ACQUISITION

On December 4, 2010 the Company entered into an asset purchase agreement with Pro Line Sports, Inc. (“Seller”) to purchase one hundred percent (100%) of the right, title and interest in the Seller’s tangible and intangible assets for $225,000 cash due immediately and $1,038,532 to be paid over four years in cash or shares of common stock at the option of the Company.  On February 11, 2011, the $225,000 funding was received and the sale was made finalized.  The $1,038,532 note has been recorded as a related party note payable (see Note 4).

The tangible assets acquired in the acquisition inventory and various fixed assets.  The Seller retained his cash balances and receivables through the date of sale.  Included in the fixed assets acquired is office and warehouse equipment.  The Company determined that the carrying value of these assets approximated their fair value on the date of acquisition and therefore recorded them at the Seller’s book value.   As a result, $37,227 of the purchase price was allocated to the fixed assets acquired.  The Company performed an inventory observation on the date of acquisition and determined that saleable inventory acquired had a fair market value of $253,686.  The remaining $1,226,305 has been allocated to goodwill.

NOTE 4 – RELATED PARTY TRANSACTIONS

Over the course of the Company’s history loans for operating purposes have been made to the Company by the officers of the Company. The related party notes payable total $2,160,811 at March 31, 2011 and $809,072 at December 31, 2010, respectively.  These notes carry interest rates of 7% to 15% and have balloon payments that are due in full on December 31, 2012. One loan is considered a commercial loan under the Uniform Commercial Code and is secured by a blanket lien on the Company’s assets.  The secured loan totals approximately $650,000 as of March 31, 2011.  The other loans are unsecured.  For the three months ended March 31, 2011, the Company accrued $12,032 in interest expense on these loans.

On February 11, 2011 the Company finalized the purchase of Pro Line Sports, Inc.   In conjunction with that purchase, the Company entered into an agreement with the former owner to pay a total of $1,038,532 over a four year period.  The amount is payable in cash or shares of common stock at the option of the Company.  During the three months ended March 31, 2011, the Company has issued a total of 10,000,000 worth $23,400 as payment on this agreement.  As of March 31, 2011 the loan balance totals $1,015,132.

NOTE 5 – CONVERTIBLE DEBENTURES

Beginning on March 19, 2010 through March 31, 2011 the Company has entered into multiple convertible debenture agreements with third parties. These debentures carry interest at 8 to 15% per annum, are due in full starting on March 19, 2012, and are collateralized by 60,000,000 shares of the Company’s common stock held in escrow.  At the option of the holder, any outstanding principle and unpaid interest balance is convertible into shares of the Company’s common stock.  The conversion price is the higher of a) 50% of the average of the three to five lowest closing prices for the Company’s stock during the previous 10 to 15 trading days or b) $0.0001.

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms of these debentures and determined that a beneficial conversion feature (BCF) exists.  The Company calculated the value of the BCF using the intrinsic method based on the stock price on the day of commitment, the discount as agreed to in the debenture, and the number of convertible shares.  The combined value of the BCF for the debentures entered into during the three months ended March 31, 2011 is $290,000.  The BCF has been recorded as a discount to the debenture payable and to Additional Paid-in Capital.

During the three months ended March 31, 2011 the Company recognized $133,614 in amortization of current and precious BCF.  This amount has been recorded as interest expense in accordance with ASC 470.

FEEL GOLF COMPANY, INC.
Condensed Notes to the Financial Statements
March 31, 2011 and December 31, 2010

NOTE 6 - STOCKHOLDERS’ EQUITY

Preferred Stock
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

On February 8, 2011 the Company issued 120,000 shares of its Series A Preferred Stock to Company officers for services rendered to the Company. The services were valued based on the value of the underlying common stock on the date of issuance multiplied by the number of convertible shares for each share of Preferred Stock.  Accordingly, the Company recognized a onetime $168,000 expense for stock compensation related to this issuance.

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

Common Stock
As of June 30, 2010, the Company’s board of directors approved an increased in the authorized shares of common stock from 100,000,000 to 2,000,000,000 shares.

During the three months ended March 31, 2011, the Company issued 12,466,096 share of its common stock to consultants, employees and officers of the Company for services valued at $28,000. The value of the stock was calculated based on the market value of the stock on the days of issuance. Expenses were recorded for legal fees, advertising, consulting services, and stock based compensation to employees and directors.

The company also issued 172,908,232 shares of its common stock for conversion of debt valued at $168,258 during the same three month period.  Principle converted totaled $163,158 and accrued interest converted totaled $6,100.

During the year ended December 31, 2010, the Company sold 100,000 shares of its common stock to an investor for $6,000 cash. The Company also issued 150,000 shares of its common stock to settle accounts payable totaling $6,000.

During this twelve month period, the Company issued 40,323,290 shares of common stock to convert a total of $160,010 of outstanding principle balance of the Company’s convertible debentures. The Company also issued 59,294,808 share of its common stock to consultants, employees and directors for services valued at $578,492.  The value of the stock was calculated based on the market value of the stock on the days of issuance.  Expenses were recorded for legal fees, advertising, consulting services, and stock based compensation to employees and directors.

FEEL GOLF COMPANY, INC.
Condensed Notes to the Financial Statements
March 31, 2011 and December 31, 2010

NOTE 6 – SUBSEQUENT EVENTS

Subsequent to March 31, 2011, the Company has issued 128,350,248 shares of common stock to convert $64,840 of convertible debt.

In accordance with ASC 855, Company management reviewed all material events through the date these financial statements were issued, and has determined that there are no additional material subsequent events to report.

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OR RESULTS OF OPERATIONS.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Forward-Looking Statements

Statements contained in this Item 2. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and elsewhere in this quarterly report on Form 10-Q that are not historical or current facts may constitute “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements relate to future events or future predictions, including events or predictions relating to our future financial performance, and are generally identifiable by use of the words "may," "will," “forecast,” "should," "expect," "plan," "anticipate," "believe," "feel," "confident," "estimate," "intend," "predict," "potential" or "continue" or the negative of such terms or other variations on these words or comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause the Company's or its industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  Important factors to consider and evaluate that could cause actual results to differ materially from those predicted in any such forward-looking statements include: (i) the general economic recession and changes in the external competitive market factors which might impact the Company's results of operations; (ii) unanticipated working capital or other cash requirements including those created by the failure of the Company to adequately anticipate the costs associated with our business; (iii) changes in the Company's business strategy or an inability to execute its strategy due to unanticipated changes in the golf market; (iv) the inability or failure of the Company's management to devote sufficient time and energy to the Company's business; and (v) the failure of the Company to complete any or all of the transactions described herein on the terms currently contemplated.  In light of these risks and uncertainties, many of which are described in greater detail in the Risk Factors discussion contained in our registration statement filed with the Securities and Exchange Commission (“SEC”), there can be no assurance that the forward-looking statements contained in this prospectus will in fact transpire.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements.  Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of such statements.  We do not undertake any duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or changes in our expectations.

General

The following discussion should be read in conjunction with the financial statements and notes thereto included in this report. Except for the historical information contained herein, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations and intentions as of the date of this filing. The cautionary statements made above should be read as being applicable to all related forward-looking statements wherever they appear in this document.

Company Overview

Our financial statements for the three months ended March 31, 2011 and 2010 reflect net operating losses of $420,049 and $184,307, respectively. This is based on gross revenues of $235,131 and $67,618 for the three months ended March 31, 2011 and 2010, respectively.

In addition, our Chief Operating Officer David Otterbach is no longer involved with the Company on a daily, on-site basis as Mr. Otterbach has relocated to California. However, Mr. Otterbach still serves as our Chief Operating Officer and Board Secretary and heis able to manage the affairs of the Company on an off-site basis.

Plan of Operation

On February 11, 2011 we acquired Pro Line Sports, a distributor of golf ball retrievers and accessories. While we have historically focused solely on golf clubs and golf grips, we intend to focus on golf grips, wedges and Pro Lines “IGotcha” product lines in the future.  The “IGotcha” product line features golf accessories such as ball retrievers, divot tools and a warm up swing weight called “The Ready”. The “IGotcha” product line also features non-golf products such as fishing accessories.  The fishing accessories will utilize our patented telescopic shaft.  Initial sales of our line of fishing accessories commenced in the first quarter of 2011.  The Pro Line “IGotcha” products are carried by major retailers and smaller retail stores. We believe we can combine an aggressive well-directed marketing campaign to steadily grow our revenue and market our products.  We intend to focus on acquisitions of golf and non-golf companies to grow our business.

As previously disclosed, we currently do not have the necessary capital to implement our full marketing campaign and even if we are successful in raising sufficient capital for marketing, there can be no assurance that this capital and/or increased marketing efforts will increase revenues.   There can also be no assurance we will be successful in raising sufficient marketing capital to implement this campaign. Assuming we are able to raise sufficient capital in support of our marketing strategy, we plan to further develop and expand our 5 distinct sales channels:

●	Direct to Consumer: We plan to use direct response marketing in advertisement and infomercials, running primarily on Radio and TV, websites and national print media.

●	Wholesale Distribution: We plan to increase our sales from the team of Pro Line Sports existing sales reps calling on U.S. major golf retailers.

●	Internet Sales: We recently added a sales affiliate program intended to increase our e-comm awareness, SEO ranking and therefore we anticipate an increase in web sales.

●
International: Asia is a prominent international market where golf as a sport is rapidly growing and we intend to add additional Asian distributors. We also will merge the two company’s distributors into one international network thereby increasing our distributor base.

●
Call Center and Inside Sales: We plan to further assemble a larger in house telemarketing sales force to sell direct to our consumers and handle both inbound and outbound customer communications and sales.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2011 and 2010

The following table sets forth our results of the operations for the three months ended on March31, 2011 and 2010.

				Percentage
	March 31,	March 31,	Increase/	Increase/
	2011	2010	(Decrease)	(Decrease)
Revenues	$235,131	$67,618	$167,513	$247.73%
Cost of Sales	72,754	29,731	43,023	144.71%
Gross Profit	162,377	37,887	124,490	328.58%
Operating Expenses	(407,918)	(194,069)	(213,849)	110.19%
Other Income (Expenses)	(174,554)	(28,125)	(146,429)	520.64%
Income Taxes	-	-	-	-
Net Loss	$(420,095)	$(184,307)	$(235,788)	$127.93%

Basic and Diluted Loss Per Common Shares	$(0.00)	$(0.01)

Weighted Average Basic and Diluted Common Shares Outstanding	208,179,548	19,492,609

Revenues

For the three months ended March 31, 2011, revenues increased $167,513, or 248%, from the three months ended March 31, 2010. The increase in sales is due to our acquisition of Pro Line Sports in February 14, 2011. Sales from our newly acquired golf accessory business from the date of acquisition on February 11, 2011 totaled $180,011, or 76%, of our total sales. The acquisition has allowed us to expand into the golf accessory niche market. We expect our reliance on outside capital to decrease; however, we will continue to require capital in the short term, even though our revenues increase with the Pro Line acquisition.

Cost of Sales

For the three months ended March 31, 2011, our costs of sales increased $43,023 or 145% from the same period in 2010. This increase in cost of sales is a result of the increased sales realized after the acquisition of Pro Line Sports.

We expect that our cost of sales will increase in actual dollars, but not as a percentage of sales as our golf and  non golf accessory business continues to grow.

Gross Profit

For the three months ended March 31, 2011, overall gross margin increased $124,490, or 329%, as compared to the same three month period in 2010. The acquisition of Pro Line Sports and our entry into the golf accessory business is responsible for our increase in gross margin.  We expect our gross profit to continue to increase as both our gross sales grow and as our gross margin improves.

Operating Expenses

For the three months ended March 31, 2011, our operating expenses increased by $213,849, or 110%. This increase is primarily attributable the addition of the operating expenses of Pro Line Sports. In addition to Pro Line Sports’ operating expenses, the Company incurred significant relocation expenses for Feel Golf Company including relocating staff, shipping and other moving expenses, and the addition of temporary staff to assist in the transition. The Company also issued stock for services totaling $196,000 during the three months ended March 31, 2011 compared to $7,087 during the same three month period in 2010.

Other Expenses

For the three months ended March 31, 2011, our other expenses increased $146,129, or 521%, over the same three month period in 2010. The increase is due to increases in interest expense on debts due to the amortization of beneficial conversion features related to convertible notes issued in late 2010 and the first quarter of 2011 (see footnote 4).

Net Loss

For the three months ended March 31, 2011, our net loss was $420,095, an increase of $235,788 or 128% over the three months ended March 31, 2011. Non-cash stock based compensation required by ASC 805 totaled $196,000 for the three months ended March 31, 2011. Other non-cash expenses incurred during the three months ended March 31, 2011 totaled $197,108. Absent these expenses, our net loss for the three months ended March 31, 2011 would have been $26,941. Non-cash expenses in the comparable period of 2010totaled $75,320 and absent these expenses our net loss would have been $108,897 for the three months ended March 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $32,543 as of March 31, 2011 compared to cash of $-0- as of December 31, 2010. Net cash used in operating activities for the three months ended March 31, 2011 and March 31, 2010 was $148,671 and $93,619, respectively.  This increase in cash used in operating activities as compared to the comparable period of the prior year is primarily the result of the net loss incurred during the period and an increase in accounts receivable due to the transition of Pro Line Sports into Feel Golf.  With the acquisition of Pro Line Sports, we expect to rely less on raising capital to meet operational needs.  As our cash flow from operations improves, we plan to use capital raised to increase marketing efforts and drive sales growth.

Cash flows used in investing activities totaled $225,000 and $-0- for the three months ended March 31, 2011 and 2010, respectively.  The $225,000 was used to purchase Pro Line Sports in February 2011.

Cash flows provided by financing activities totaled $406,214 during the three months ended March 31, 2011 compared to $116,699 for the three months ended March 31,2010.  During the three months ended March 31, 2011 we received proceeds from related party notes of $130,954 and made repayments on loans  to the Company from related parties of $4,206.  We also received $290,000 in proceeds from third party notes payable.

During the three months ended March 31, 2010 we received proceeds from related party notes of $14,748 and made repayments on loans to the Company from related parties of $54,049.  We also received $150,000 in proceeds from third party notes payable and sold stock for cash proceeds of $6,000.

At the present level of business activity, our ongoing monthly gross operating cash disbursements are expected to average approximately $60,000. As of March 31, 2011 we have working capital of $1,309,873 which is comprised principally of inventory.

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

 ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Disclosure controls and procedures (as defined in Rules  13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  Disclosure and control procedures are also designed to ensure that such information is accumulated and communicated to management, including the chief executive officer and principal accounting officer, to allow timely decisions regarding required disclosures. As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of March31, 2011, our disclosure controls and procedures were not effective due to a lack of adequate segregation of duties and the absence of an audit committee.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the first quarter of fiscal 2011. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the first quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

We may be involved in litigation, negotiation and settlement matters that may occur in our day-to-day operations. Management does not believe the implication of this type of litigation will have a material impact on our financial statements.

ITEM 1A - RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2011, the Company issued 12,466,096 shares of its common stock to consultants, employees and officers of the Company for services valued at $28,000. The value of the stock was calculated based on the market value of the stock on the days of issuance. Expenses were recorded for legal fees, advertising, consulting services, and stock based compensation to employees and directors.

The company also issued 172,908,232 shares of its common stock for conversion of debt valued at $168,258 during the same three month period. Principle converted totaled $163,158 and accrued interest converted totaled $6,100.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

Exhibits. No.	Description

31.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEEL GOLF COMPANY, INC. (Registrant)

Date: May 13, 2011	By:	/s/ Lee Miller
Lee Miller Chief Executive Officer and Chief Financial Officer