Form 10-Q
period 2011-06-30
FEEL GOLF CO INC
filed 2011-08-15
CIK 1141673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:1,143,047,320of common shares outstanding as of August 8, 2011.
FEEL GOLF COMPANY, INC.

 PART I — FINANCIAL INFORMATION

FEEL GOLF CO., INC.
Balance Sheets

ASSETS
	June 30,	December 31,
	2011	2010
CURRENT ASSETS	(unaudited)
Cash	$3,274	$-
Accounts receivable, net	259,230	24,051
Barter receivable	14,705	15,407
Receivable from shareholder	7,794	7,794
Inventory, net	1,208,052	1,507,461
Prepaid expenses	87,350	19,990
Other current assets	2,183	3,582
Total Current Assets	1,582,588	1,578,285

PROPERTY, PLANT and EQUIPMENT, net	433,743	437,845

OTHER ASSETS
Intellectual property, net	566,553	653,715
Goodwill	1,226,305	-
TOTAL ASSETS	$3,809,189	$2,669,845

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$252,101	$148,200
Bank overdraft	-	10,534
Accrued interest	41,709	21,391
Related party notes payable - current	512,698	-
Total Current Liabilities	806,508	180,125

LONG-TERM LIABILITIES
Convertible notes payable, net	246,427	127,160
Related party notes payable	1,550,475	809,072
Total Long-term Liabilities	1,796,902	936,232
TOTAL LIABILITIES	2,603,410	1,116,357

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, 828,200
and 708,200 shares issued and outstanding, respectively	83	71
Common stock, $0.001 par value; 2,000,000,000 shares authorized,
789,092,708and 119,274,273 shares issued and outstanding, respectively	789,094	119,275
Additional paid-in capital	13,320,963	13,160,127
Accumulated deficit	(12,904,361)	(11,725,985)
Total Stockholders' Equity	1,205,779	1,553,488
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,809,189	$2,669,845

The accompanying notes are an integral part of these financial statements.

FEEL GOLF CO., INC.
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
REVENUES, NET	$411,061	$149,738	$646,192	$217,356
COST OF SALES	141,169	138,163	213,923	167,894
GROSS PROFIT	269,892	11,575	432,269	49,462
OPERATING EXPENSES
Salaries and wages	118,504	24,761	158,784	47,124
Stock based compensation	5,500	3,923,360	185,800	3,923,360
Advertising	8,396	129,912	22,991	155,073
Professional fees	139,130	51,636	171,389	75,981
Impairment of inventory	475,832	-	475,832	-
Depreciation	68,688	32,071	132,182	137,461
Other selling, general and administrative expenses	95,358	37,127	172,348	72,683
Total Operating Expenses	911,408	4,198,867	1,319,326	4,411,682
LOSS FROM OPERATIONS	(641,516)	(4,187,292)	(887,057)	(4,362,220)
OTHER INCOME AND (EXPENSE)
Interest income	-	1	46	270
Interest expense	(97,548)	(63,581)	(272,102)	(78,037)
Interest expense - related party	(19,263)	(8,965)	(19,263)	(22,903)
Total Other Income and (Expense)	(116,811)	(72,545)	(291,319)	(100,670)

NET LOSS BEFORE TAXES	(758,327)	(4,259,837)	(1,178,376)	(4,462,890)
PROVISION FOR INCOME TAXES	-	-	-	-
NET LOSS	$(758,327)	$(4,259,837)	$(1,178,376)	$(4,462,890)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.10)	$(0.00)	$(0.14)
WEIGHTED AVERAGE NUMBER OF BASIC AND
DILUTED COMMON SHARES OUTSTANDING	494,461,395	44,598,213	352,111,306	32,114,763

The accompanying notes are a integral part of these financials statements.

FEEL GOLF CO., INC.
Statements of Stockholders' Equity

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2009	-	$-	19,406,175	$19,407	$8,618,601	$(6,389,283)	$2,248,725
Common stock issued for cash
at $0.06 per share	-	-	100,000	100	5,900	-	6,000
Common stock issued to settle accounts
payable at $0.04 per share	-	-	150,000	150	5,850	-	6,000
Common stock issued for services at an
average of $0.01 per share	-	-	59,294,808	59,295	519,197	-	578,492
Common stock issued in conversion of debt at an
average of $0.01 per share	-	-	40,323,290	40,323	119,687	-	160,010
Preferred stock issued for services at an
average of $5.00 per share	708,200	71	-	-	3,540,929	-	3,541,000
Value of beneficial conversion feature	-	-	-	-	349,963	-	349,963
Net loss for the year ended December 31, 2010	-	-	-	-	-	(5,336,702)	(5,336,702)
Balance, December 31, 2010	708,200	71	119,274,273	119,275	13,160,127	(11,725,985)	1,553,488

Common stock issued for services at an
average of $0.002 per share (unaudited)	-	-	55,966,096	55,966	4,034	-	60,000
Common stock issued in conversion of debt at an
average of $0.001 per share (unaudited)	-	-	613,852,339	613,853	(301,186)	-	312,667
Preferred stock issued for services at an
average of $1.40 per share (unaudited)	120,000	12	-	-	167,988	-	168,000
Value of beneficial conversion feature (unaudited)	-	-	-	-	290,000	-	290,000
Net loss for the six months ended
June 30, 2011 (unaudited)	-	-	-	-	-	(1,178,376)	(1,178,376)
Balance, June 30, 2011 (unaudited)	828,200	$83	789,092,708	$789,094	$13,320,963	$(12,904,361)	$1,205,779

The accompanying notes are an integral part of these financial statements.

FEEL GOLF CO., INC.
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,178,376)	$(4,462,890)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Depreciation	132,181	133,980
Stock issued for services	228,000	3,930,438
Amortization of beneficial conversion feature	211,255	33,642
Impairment of inventory	475,832	-
Changes in operating assets and liabilities:
Accounts receivable	(235,179)	(2,172)
Barter receivable	702	54,880
Inventory	134,865	104,173
Receivable from shareholder	-	9,343
Prepaid expenses	(67,360)	18,650
Accounts payable and accrued expenses	142,498	22,330
Other assets	1,399	552
Net Cash Used in Operating Activities	(154,183)	(157,074)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of customer list	(225,000)	-
Purchase of property and equipment	(3,690)	-
Net Cash Used in Investing Activities	(228,690)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock	-	6,000
Bank overdraft repaid	(10,534)	-
Repayment of related party payable	(34,548)	(68,723)
Proceeds from related party notes payable	141,229	68,063
Proceeds from notes payable	290,000	150,000
Net Cash Provided by Financing Activities	386,147	155,340

NET INCREASE (DECREASE) IN CASH	3,274	(1,734)
CASH AT BEGINNING OF PERIOD	-	6,848
CASH AT END OF PERIOD	$3,274	$5,114

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$13,108	$22,962
Income taxes	-	-
NON CASH FINANCING AND INVESTING ACTIVITIES:
Stock issued in conversion of convertible notes	$312,667	$-
Common stock issued to settle accounts payable	-	6,000
Acquisition of subsidiary for notes payable	1,038,532	-

The accompanying notes are an integral part of these financial statements.

FEEL GOLF COMPANY, INC.
Condensed Notes to the Financial Statements
June 30, 2011 and December 31, 2010

NOTE 1 - PRESENTATION

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2010 audited financial statements.  The results of operations for the period ended June 30, 2011 is not necessarily indicative of the operating results for the full year.

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

Reclassification of Financial Statement Accounts
Certain amounts in the June 30, 2010 financial statements have been reclassified to conform to the presentation in the June 30, 2011 financial statements.

Recent Accounting Pronouncements
Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  During the six months ended June 30, 2011 the Company realized a net loss of $984,509 and has incurred an accumulated deficit of $12,710,494.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

FEEL GOLF COMPANY, INC.
Condensed Notes to the Financial Statements
June 30, 2011 and December 31, 2010

NOTE 3 – INVENTORY

Our inventories are stated at the lower of cost or market using the average costing method which approximates the first-in, first-out (FIFO) cost method of accounting.  Inventories acquired in connection with our Caldwell acquisition were valued at acquisition at their fair market value based on an independent appraisal.  Company management continually monitors the current salability and net realizable value of inventories.  Inventories are adjusted for estimated obsolescence and written down to net realizable value based upon estimates of future demand and market conditions.

During the six months ended June 30, 2011, Company management determined that the carrying value of a portion of the inventory acquired in the Caldwell acquisition, which was recorded at the fair market value at the time of acquisition, exceeds its net realizable value.  Based on current market conditions and future expectations of sales and selling expenses, the Company has recorded a reserve of $$475,832 and recognized a corresponding inventory impairment expense within operating expenses.

NOTE 4 – ACQUISITION

On December 4, 2010 the Company entered into an asset purchase agreement with Pro Line Sports, Inc. (“Seller”) to purchase one hundred percent (100%) of the right, title and interest in the Seller’s tangible and intangible assets for $225,000 cash due immediately and $1,349,820 to be paid over four years in cash or shares of common stock at the option of the Company.  On February 11, 2011, the $225,000 funding was received and the sale was made finalized.  The $1,349,820 note has been recorded as a related party note payable (see Note 4).

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

On June 24, 2011, the Company and the Seller agreed to a new structure regarding fees due under the Consulting Agreement. The Agreement contemplates, among other things, that:

The Company will pay 30% of all future sales receipts to the Seller until the balance of $123,089, representing IGH inventory sold by the Company, including  $3,500 in attorney’s fees, is paid in full. Thereafter, 25% of all future sales receipts received by the Company will be paid to the Seller until the balance of $185,252.39 representing the value of the remaining inventory held by the Company, is paid in full;

Within ten days of the execution of an escrow agreement between the parties and an escrow agent, the Company would place 833,000 shares of the Company’s Series A Preferred Stock in escrow as collateral, as provided in the Consulting Agreement;

Within twenty days of the Agreement, the Company shall file a registration statement with the Securities and Exchange Commission and issue $25,878 worth of the Company’s common stock to the Seller, pursuant to the Consulting Agreement; and

The Company shall continue to pay $14,393 in cash to the Seller for its monthly consultant fee, as provided in the Consulting Agreement.

FEEL GOLF COMPANY, INC.
Condensed Notes to the Financial Statements
June 30, 2011 and December 31, 2010

NOTE 5 – RELATED PARTY TRANSACTIONS

Over the course of the Company’s history loans for operating purposes have been made to the Company by the officers of the Company. The related party notes due to officers total $807,980 at June 30, 2011 and $809,072 at December 31, 2010, respectively.  These notes carry interest rates of 7% to 15% and have balloon payments that are due in full on December 31, 2012. One loan is considered a commercial loan under the Uniform Commercial Code and is secured by a blanket lien on the Company’s assets.  The secured loan totals approximately $500,000 as of June 30, 2011.  The other loans are unsecured.  For the six months ended June 30, 2011, the Company accrued $19,263 in interest expense on these loans.

On February 11, 2011 the Company finalized the purchase of Pro Line Sports, Inc.   In conjunction with that purchase, the Company entered into an agreement with the former owner to pay a total of $1,349,820 over a four year period.  The amount is payable in cash or shares of common stock at the option of the Company.  During the six months ended June 30, 2011, the Company has issued a total of 68,000,000 worth $52,400 and has made cash payments of $42,227.  As of June 30, 2011 the loan balance totals $1,255,193.

NOTE 6 – CONVERTIBLE DEBENTURES

Beginning on March 19, 2010 through June 30, 2011 the Company has entered into multiple convertible debenture agreements with third parties.  These debentures carry interest at 8 to 15% per annum, are due in full starting on March 19, 2012, and are collateralized by 60,000,000 shares of the Company’s common stock held in escrow.  At the option of the holder, any outstanding principle and unpaid interest balance is convertible into shares of the Company’s common stock.  The conversion price is the higher of a) 50% of the average of the three to five lowest closing prices for the Company’s stock during the previous 10 to 15 trading days or b) $0.0001.

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms of these debentures and determined that a beneficial conversion feature (BCF) exists.  The Company calculated the value of the BCF using the intrinsic method based on the stock price on the day of commitment, the discount as agreed to in the debenture, and the number of convertible shares.  The combined value of the BCF for the debentures entered into during the six months ended June 30, 2011 is $290,000.  The BCF has been recorded as a discount to the debenture payable and to Additional Paid-in Capital.

During the six months ended June 30, 2011 the Company recognized $211,255 in amortization of current and precious BCF.  This amount has been recorded as interest expense in accordance with ASC 470.

NOTE 7 - STOCKHOLDERS’ EQUITY

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
June 30, 2011 and December 31, 2010

NOTE 7 - STOCKHOLDERS’ EQUITY (CONTINUED)

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

During the six months ended June 30, 2011, the Company issued 55,966,096 shares of its common stock to consultants, employees and officers of the Company for services valued at $60,000.  The value of the stock was calculated based on the market value of the stock on the days of issuance. Expenses were recorded for legal fees, advertising, consulting services, and stock based compensation to employees and directors.

The Company also issued 613,852,339 shares of its common stock for conversion of debt and accrued interest valued at $312,667 during the same six month period.  Principle converted totaled $294,388 and accrued interest converted totaled $18,279.

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

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to June 30, 2011, the Company has issued 225,569,600 shares of common stock to convert convertible debt and accrued interest.

In accordance with ASC 855, Company management reviewed all material events through the date these financial statements were issued, and has determined that there are no additional material subsequent events to report.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR RESULTS OF OPERATIONS.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Feel Golf Co., Inc.  “SEC” refers to the Securities and Exchange Commission.

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

Company Overview

Our financial statements for the six months ended June 30, 2011 and 2010 reflect net operating losses of $1,178,376 and $4,462,890, respectively. This is based on gross revenues of $646,192 and $217,356 for the six months ended June 30, 2011 and 2010, respectively. Included in our net loss are various non-cash expenses related to depreciation, stock issued for services, embedded beneficial conversion features included in our convertible notes payable, and a reserve for inventory obsolesce.  Absent these large, non-cash expenses our net operating losses for the six month ended June 30, 2011 and 2010 would have been $131,108 and $364,830, respectively.

In addition, our Chief Operating Officer David Otterbach is no longer involved with the Company on a daily, on-site basis as Mr. Otterbach is located in California. However, Mr. Otterbach still serves as our interim Chief Operating Officer and Board Secretary and is able to oversee the affairs of the Company.

 Plan of Operation

On February 11, 2011 we acquired Pro Line Sports, a distributor of golf ball retrievers and accessories. While we have historically focused solely on golf clubs and golf grips, we intend to focus on golf grips, wedges and Pro Lines “IGotcha” product lines in the future.  The “IGotcha” product line features golf accessories such as ball retrievers, divot tools and a warm up swing weight called “The Ready”. The “IGotcha” product line has recently added non-golf products such as fishing accessories.  The fishing accessories will utilize our patented telescopic shaft.  Initial sales of our line of fishing accessories commenced late in the first quarter of 2011.  The Pro Line “IGotcha” products are carried by major retailers and smaller retail stores. We believe we can combine an aggressive well-directed marketing campaign to steadily grow our revenue and market our products.  We intend to focus on acquisitions of golf and non-golf companies to grow our business.

As previously disclosed, we currently do not have the necessary capital to implement our full marketing campaign and even if we are successful in raising sufficient capital for marketing, there can be no assurance that this capital and/or increased marketing efforts will increase revenues.   There can also be no assurance we will be successful in raising sufficient marketing capital to implement this campaign. Assuming we are able to raise sufficient capital in support of our marketing strategy, we plan to further develop and expand our 5 distinct sales channels:

●	Direct to Consumer: We plan to use direct response marketing in advertisement and infomercials, running primarily on Radio and TV, websites and national print media.

●	Wholesale Distribution: We plan to increase our combined sales from the team of Pro Line Sports existing sales reps calling on U.S. major golf retailers.

●	Internet Sales: We recently added a sales affiliate program intended to increase our e-comm awareness, SEO ranking and therefore we anticipate an increase in web sales.

●
International: Asia is a prominent international market where golf as a sport is rapidly growing and we intend to add additional Asian distributors. We also will merge the two company’s distributors into one international network thereby increasing our distributor base by early 2012.

●
Call Center and Inside Sales: We plan to further assemble a larger in house telemarketing sales force to sell direct to our consumers and handle both inbound and outbound customer communications and sales.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2011 and 2010

The following table sets forth our results of the operations for the three months ended on June 30, 2011 and 2010.

				Percentage
	June 30,	June 30,	Increase/	Increase/
	2011	2010	(Decrease)	(Decrease)
Revenues	$411,061	$149,738	$261,323	175%
Cost of Sales	141,169	138,163	3,006	2%
Gross Profit	269,892	11,575	258,317	2232%
Operating Expenses	(911,408)	(4,198,867)	(3,287,459)	-78%
Other Income (Expenses)	(116,811)	(72,545)	44,266	61%
Income Taxes	-	-	-	0%
Net Loss	$(758,327)	$(4,259,837)	$(3,501,510)	-82%

Basic and Diluted Loss Per Common Shares	$(0.00)	$(0.10)

Weighted Average Basic and Diluted Common Shares Outstanding	494,461,395	44,598,213

Revenues

For the three months ended June 30, 2011, revenues increased $261,323, or 175%, from the three months ended June 30, 2010. The increase in sales is due to our acquisition of Pro Line Sports in February 14, 2011. Sales from our newly acquired golf accessory business for the three months ended June 30, 2011 totaled $371,865, or 91%, of our total sales. The acquisition has allowed us to expand into the golf accessory niche market. We expect our reliance on outside capital to decrease; however, we will continue to require capital in the short term, even though our revenues increase with the Pro Line acquisition.

Cost of Sales

For the three months ended June 30, 2011, our costs of sales increased $3,006, or 2%, from the same period in 2010. Cost of sales has not increased in step with our sales increased due to the fact that we have recorded impairments of portions of our inventory that previously was recorded on our books at above its net realizable value.  Additionally, the margin on our newly acquired business are much higher due to the volume of business we are able to transact whereas our prior sales consisting of low volume and infrequent orders resulted in higher costs of sales.

We expect that our cost of sales will increase in actual dollars, but not as a percentage of sales as our golf and non-golf accessory business continues to grow.

Gross Profit

For the three months ended June 30, 2011, overall gross profit increased $258,317, or 2,232%, as compared to the same three month period in 2010. A significant increase in gross profit was one of the main factors behind our acquisition of Pro Line Sports and is what is responsible for our increase in gross margin. We expect our gross profit to continue to increase, in absolute dollar terms, as our gross sales continued to grow.

Operating Expenses

For the three months ended June 30, 2011, our operating expenses decreased by $3,287,459, or 78%. This decrease is attributable to a large issuance of stock for services made in 2010.  The Company issued stock for services totaling $32,000 during the three months ended June 30, 2011 compared to $3,930,438 during the same three month period in 2010.Other operating expenses have increased with the addition of the operating expenses of Pro Line Sports. In addition to Pro Line Sports’ operating expenses, the Company incurred significant relocation expenses for Feel Golf Company including relocating staff, shipping and other moving expenses, and the addition of temporary staff to assist in the transition.

Other Expenses

For the three months ended June 30, 2011, our other expenses increased $44,266, or 61%, over the same three month period in 2010. The increase is due to increases in interest expense on debts due to the amortization of beneficial conversion features related to convertible notes issued in late 2010 and the first quarter of 2011 (see footnote 6).

Net Loss

For the three months ended June 30, 2011, our net loss was $758,327, a decrease of $3,501,510 or 82% over the three months ended June 30, 2011. Included in our net loss are various non-cash expenses related to depreciation, stock issued for services, embedded beneficial conversion features included in our convertible notes payable, and a reserve for inventory obsolesce.  Non-cash stock based compensation required by ASC 805 totaled $32,000 and $3,930,438, respectively. Amortization of beneficial conversion features included in interest expense totaled $77,641 and $32,390, respectively.  Non-cash reserves for inventory obsolesce was $475,832 during the six months ended June 30, 2011 with no impairment during the comparative six month period in 2010 and depreciation and amortization of fixed assets and intangible assets totaled $68,688 and $32,071, respectively. Absent these large, non-cash expenses our net operating losses for the three months ended June 30, 2011 and 2010 would have been $104,166 and $264,938, respectively.

Six Months Ended June 30, 2011 and 2010

The following table sets forth our results of the operations for the six months ended on June 30, 2011 and 2010.

				Percentage
	June 30,	June 30,	Increase/	Increase/
	2011	2010	(Decrease)	(Decrease)
Revenues	$646,192	$217,356	$428,836	197%
Cost of Sales	213,923	167,894	46,029	27%
Gross Profit	432,269	49,462	382,807	774%
Operating Expenses	(1,319,326)	(4,411,682)	(3,092,356)	-70%
Other Income (Expenses)	(291,319)	(100,670)	190,649	189%
Income Taxes	-	-	-	0%
Net Loss	$(1,178,376)	$(4,462,890)	$(3,284,514)	-74%

Basic and Diluted Loss Per Common Shares	$(0.00)	$(0.14)

Weighted Average Basic and Diluted Common Shares Outstanding	352,111,306	32,114,763

Revenues

For the six months ended June 30, 2011, revenues increased $428,836, or 197%, from the three months ended June 30, 2010. The increase in sales is due to our acquisition of Pro Line Sports in February 14, 2011. Sales from our newly acquired golf accessory business from the date of acquisition on February 11, 2011 totaled $548,995, or 85%, of our total sales. The acquisition has allowed us to expand into the golf accessory niche market. We expect our reliance on outside capital to decrease; however, we will continue to require capital in the short term, even though our revenues increase with the Pro Line acquisition.

Cost of Sales

For the six months ended June 30, 2011, our costs of sales increased $46,029, or 27%, from the same period in 2010. Cost of sales has not increased in step with our sales increased due to the fact that we have recorded impairments of portions of our inventory that previously was recorded on our books at above its net realizable value.  Additionally, the margin on our newly acquired business are much higher due to the volume of business we are able to transact whereas our prior sales consisting of low volume and infrequent orders resulted in higher costs of sales.

We expect that our cost of sales will increase in actual dollars, but not as a percentage of sales as our golf and non-golf accessory business continues to grow.

Gross Profit

For the six months ended June 30, 2011, overall gross profit increased $382,807, or 774%, as compared to the same six month period in 2010. A significant increase in gross profit was one of the main factors behind our acquisition of Pro Line Sports and is what is responsible for our increase in gross margin. We expect our gross profit to continue to increase, in absolute dollar terms, as our gross sales continued to grow.

Operating Expenses

For the six months ended June 30, 2011, our operating expenses decreased by $3,092,356, or 70%. This decrease is attributable to a large issuance of stock for services made in 2010.  The Company issued stock for services totaling $228,000 during the six months ended June 30, 2011 compared to $3,930,438 during the same six month period in 2010. Other operating expenses have increased with the addition of the operating expenses of Pro Line Sports. In addition to Pro Line Sports’ operating expenses, the Company incurred significant relocation expenses for Feel Golf Company including relocating staff, shipping and other moving expenses, and the addition of temporary staff to assist in the transition.

Other Expenses

For the six months ended June 30, 2011, our other expenses increased $190,649, or 189%, over the same six month period in 2010. The increase is due to increases in interest expense on debts due to the amortization of beneficial conversion features related to convertible notes issued in late 2010 and the first quarter of 2011 (see footnote 6).

Net Loss

For the six months ended June 30, 2011, our net loss was $1,178,376, a decrease of $3,284,514 or 74% over the six months ended June 30, 2011. Included in our net loss are various non-cash expenses related to depreciation, stock issued for services, embedded beneficial conversion features included in our convertible notes payable, and a reserve for inventory obsolesce.  Non-cash stock based compensation required by ASC 805 totaled $228,000 and $3,930,438, respectively. Amortization of beneficial conversion features included in interest expense totaled $211,255 and $33,642, respectively.  Non-cash reserves for inventory obsolesce was $475,832 during the six months ended June 30, 2011 with no impairment in comparative six month period in 2010 and depreciation and amortization of fixed assets and intangible assets totaled $132,181 and $133,980, respectively. Absent these large, non-cash expenses our net operating losses for the three months ended June 30, 2011 and 2010 would have been $131,108 and $364,830, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $3,274 as of June 30, 2011 compared to cash of $-0- as of December 31, 2010. Net cash used in operating activities for the six months ended June 30, 2011 and 2010 was $154,183 and $157,074, respectively.  Our cash used in operating activities did not decrease in proportion to our increase in gross margin and decrease in net loss as compared to the comparable period of the prior year is primarily the result of an increase in accounts receivable due to the transition of Pro Line Sports into Feel Golf.  As our receivables related to Pro Line begin to turn and we are able to reduce liabilities associated with the acquisition, we expect to begin to realize positive cash flow from operations and to rely less on raising capital to meet operational needs.  As our cash flow from operations improves, we plan to use capital raised to increase marketing efforts and drive sales growth.

Cash flows used in investing activities totaled $228,690 and $-0- for the six months ended June 30, 2011 and 2010, respectively.  The purchase Pro Line Sports in February 2011 accounted for $225,000 with the balance being used to purchase office equipment.

Cash flows provided by financing activities totaled $386,147 during the six months ended June 30, 2011 compared to $155,340 for the six months ended June 30, 2010.  During 2011, we received proceeds from related party notes of $141,229 and made repayments on loans from related parties of $34,548.  We also received $290,000 in proceeds from third party notes payable.

During the six months ended June 30, 2010 we received proceeds from related party notes of $68,063 and made repayments on loans to the Company from related parties of $68,723.  We also received $150,000 in proceeds from third party notes payable and sold stock for cash proceeds of $6,000.

At the present level of business activity, our ongoing monthly gross operating cash disbursements are expected to average approximately $60,000. As of June 30, 2011 we have working capital of $776,080 which is comprised principally of inventory.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules  13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  Disclosure and control procedures are also designed to ensure that such information is accumulated and communicated to management, including the chief executive officer and principal accounting officer, to allow timely decisions regarding required disclosures. As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of June 30, 2011, our disclosure controls and procedures were not effective due to a lack of adequate segregation of duties and the absence of an audit committee.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

In order to remedy our existing internal control deficiencies, as our finances allow, we will hire additional accounting staff.

Changes in Internal Control Over Financial Reporting

Management has evaluated whether any change in our internal control over financial reporting as of June 30, 2011. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the period covered by this reportthat has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On June 15, 2011, I Gotcha Holdings, LLC (“IGH”), filed a lawsuit in the Circuit Court in Florida for payments it alleges were owed under an asset purchase and consulting agreement (the “Consulting Agreement”) dated December 4, 2010 between IGH, Pro Line Sports, Inc. (“Pro Line”) and Feel Golf Company, Inc. (the “Company”), as well as for an injunction against selling or disposing of IGH inventory in the possession of the Company (the “Lawsuit”). The Consulting Agreement provided for the purchase of IGH’s inventory by the Company on an as needed basis to fulfill orders. The Lawsuit was voluntarily discontinued by IGH on June 21, 2011.On June 24, 2011, the Company, IGH and Pro Line entered into a settlement agreement (the “Agreement”).

ITEM 1A - RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 21, 2010 the Company issued 708,200 shares of its Series A Preferred Stockto Company officers for services rendered to the Company.  The services were valued based on the value of the underlying common stock on the date of issuance multiplied by the number of convertible shares for each share of Preferred Stock.

During the three months ended June 30, 2011, the Company issued 43,500,000 shares of its common stock to consultants, employees and officers of the Company for services valued at $60,000.  The value of the stock was calculated based on the market value of the stock on the days of issuance. Expenses were recorded for legal fees, advertising, consulting services, and stock based compensation to employees and directors. Below is a table showing the breakdown of securities sold during the three months ended June 30, 2011.

Consideration	Date	Value	Shares
Services	4/26/2011	$ 0.0007	20,000,000
Services	6/15/2011	$ 0.0005	2,000,000
Services	6/15/2011	$ 0.0005	2,000,000
Services	6/15/2011	$ 0.0005	2,000,000
Services	6/15/2011	$ 0.0005	5,000,000
Services	5/17/2011	$ 0.0010	12,500,000

Such securities were not registered under the Securities Act of 1933. The issuance of these shares was exempt from registration, pursuant to Section 4(2) of the Securities Act of 1933. These securities qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of the securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - (REMOVED AND RESERVED)

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

Exhibits. No.	Description
10.1
Settlement Agreement by and between Feel Golf Company, Inc. and IGotcha Holdings, LLC, dated June 24, 2011. [incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 29, 2011]

31.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
101	Interactive Data File (Form 10-Q for the quarterly period ended June 30, 2011 furnished in XBRL)

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEEL GOLF COMPANY, INC. (Registrant)

Date: August 15, 2011	By:	/s/ Lee Miller
Lee Miller Chief Executive Officer and Chief Financial Officer