Form 10-Q
period 2011-09-30
FEEL GOLF CO INC
filed 2011-11-18
CIK 1141673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

For the transition period from                      to

Commission file number 3330-153699

FEEL GOLF COMPANY, INC.
(Exact name of registrant as specified in its charter)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,935,390,891 shares of common stock, par value $0.0001, outstanding as of November 11, 2011.

FEEL GOLF COMPANY, INC.

 PART I — FINANCIAL INFORMATION

FEEL GOLF CO., INC.
Balance Sheets

ASSETS

	September 30,	December 31,
	2011	2010
CURRENT ASSETS	(Unaudited)

Cash	$9,309	$-
Accounts receivable, net	198,176	24,051
Barter receivable	16,198	15,407
Receivable from shareholder	7,794	7,794
Inventory, net	1,147,189	1,507,461
Prepaid expenses	109,434	19,990
Other current assets	852	3,582

Total Current Assets	1,488,952	1,578,285

PROPERTY, PLANT and EQUIPMENT, net	413,457	437,845

OTHER ASSETS
Intellectual property, net	522,972	653,715
Goodwill	1,226,305	-

TOTAL ASSETS	$3,651,686	$2,669,845

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$200,156	$148,200
Bank overdraft	-	10,534
Accrued interest	107,093	21,391

Total Current Liabilities	307,249	180,125

LONG-TERM LIABILITIES

Convertible notes payable, net	236,666	127,160
Related party notes payable	1,881,067	809,072

Total Long-term Liabilities	2,117,733	936,232

TOTAL LIABILITIES	2,424,982	1,116,357

STOCKHOLDERS' EQUITY

Preferred stock, $0.0001 par value; 10,000,000 shares
authorized, 6,828,200 and 708,200 shares
issued and outstanding, respectively	683	71
Common stock, $0.001 par value; 2,000,000,000 shares
authorized, 1,935,390,891 and 119,274,273 shares
issued and outstanding, respectively	1,917,848	119,275
Additional paid-in capital	13,301,612	13,160,127
Accumulated deficit	(13,993,439)	(11,725,985)

Total Stockholders' Equity	1,226,704	1,553,488

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,651,686	$2,669,845

The accompanying notes are an integral part of these financial statements.

FEEL GOLF CO., INC.
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

REVENUES, NET	$313,590	$120,398	$959,782	$337,754
COST OF SALES	130,319	37,605	344,242	205,499

GROSS PROFIT	183,271	82,793	615,540	132,255

OPERATING EXPENSES
Salaries and wages	67,205	44,344	225,989	91,468
Stock based compensation	901,400	69,000	1,087,200	3,988,910
Advertising	8,497	18,575	31,488	173,648
Professional fees	24,856	40,508	196,245	119,939
Impairment of inventory	-	-	475,832	-
Depreciation	66,375	59,178	198,557	196,639
Other selling, general and administrative expenses	56,924	28,634	229,272	101,317

Total Operating Expenses	1,125,257	260,239	2,444,583	4,671,921

LOSS FROM OPERATIONS	(941,986)	(177,446)	(1,829,043)	(4,539,666)

OTHER INCOME AND (EXPENSE)

Gain on settlement of debt	-	185,947	-	185,947
Interest income	-	-	46	270
Interest expense	(137,618)	(114,803)	(409,720)	(192,840)
Interest expense - related party	(9,474)	(16,381)	(28,737)	(39,284)

Total Other Income and (Expense)	(147,092)	54,763	(438,411)	(45,907)

NET LOSS BEFORE TAXES	(1,089,078)	(122,683)	(2,267,454)	(4,585,573)
PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(1,089,078)	$(122,683)	$(2,267,454)	$(4,585,573)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.09)

WEIGHTED AVERAGE NUMBER OF BASIC AND
DILUTED COMMON SHARES OUTSTANDING	1,291,835,353	84,042,586	668,794,867	49,614,249

The accompanying notes are an integral part of these financial statements.

FEEL GOLF CO., INC.
Statements of Stockholders' Equity

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2009	-	$-	19,406,175	$19,407	$8,618,601	$(6,389,283)	$2,248,725

Common stock issued for cash
at $0.06 per share	-	-	100,000	100	5,900	-	6,000

Common stock issued to settle accounts
payable at $0.04 per share	-	-	150,000	150	5,850	-	6,000

Common stock issued for services at an
average of $0.01 per share	-	-	59,294,808	59,295	519,197	-	578,492

Common stock issued in conversion of debt at an
average of $0.01 per share	-	-	40,323,290	40,323	119,687	-	160,010

Preferred stock issued for services at an
average of $5.00 per share	708,200	71	-	-	3,540,929	-	3,541,000

Value of beneficial conversion feature	-	-	-	-	349,963	-	349,963

Net loss for the year ended December 31, 2010	-	-	-	-	-	(5,336,702)	(5,336,702)

Balance, December 31, 2010	708,200	71	119,274,273	119,275	13,160,127	(11,725,985)	1,553,488

Common stock issued for services at an
average of $0.002 per share (unaudited)	-	-	59,466,096	59,466	1,934	-	61,400

Common stock issued in conversion of debt at an
average of $0.001 per share (unaudited)	-	-	1,756,650,522	1,739,107	(1,226,659)	-	512,448

Preferred stock issued for services at an
average of $1.40 per share (unaudited)	120,000	12	-	-	176,810	-	176,822

Preferred stock issued for services at
$0.15 per share (unaudited)	6,000,000	600	-	-	899,400	-	900,000

Value of beneficial conversion feature (unaudited)	-	-	-	-	290,000	-	290,000

Net loss for the nine months ended
September 30, 2011 (unaudited)	-	-	-	-	-	(2,267,454)	(2,267,454)

Balance, September 30, 2011 (unaudited)	6,828,200	$683	1,935,390,891	$1,917,848	$13,301,612	$(13,993,439)	$1,226,704

The accompanying notes are an integral part of these financial statements.

FEEL GOLF CO., INC.
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(2,267,454)	$(4,585,573)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Depreciation and amortization	198,557	196,639
Stock issued for services	1,087,200	4,013,867
Amortization of beneficial conversion feature	309,125	150,195
Impairment of inventory	475,832	-
Gain on settlement of debt	-	(185,947)
Changes in operating assets and liabilities:
Accounts receivable	(174,125)	(17,854)
Barter receivable	(791)	46,746
Inventory	195,728	108,913
Receivable from shareholder	-	9,161
Prepaid expenses	(89,444)	21,654
Accounts payable and accrued expenses	104,888	(30,303)
Other assets	2,730	552

Net Cash Used in Operating Activities	(104,855)	(271,950)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of customer list	(225,000)	-
Purchase of property and equipment	(8,076)	-

Net Cash Used in Investing Activities	(233,076)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Net proceeds from sale of common stock	-	6,000
Bank overdraft repaid	(10,534)	-
Repayment of related party payable	(37,471)	(161,700)
Proceeds from related party notes payable	264,615	89,420
Repayment of notes payable	(159,370)	-
Proceeds from notes payable	290,000	337,000

Net Cash Provided by Financing Activities	347,240	270,720

NET INCREASE (DECREASE) IN CASH	9,309	(1,230)
CASH AT BEGINNING OF PERIOD	-	6,848

CASH AT END OF PERIOD	$9,309	$5,618

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$13,108	$29,084
Income taxes	-	-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Stock issued in conversion of convertible notes	$512,448	$89,825
Common stock issued to settle accounts payable	-	-
Acquisition of subsidiary for notes payable	1,038,532	-

The accompanying notes are an integral part of these financial statements.

FEEL GOLF COMPANY, INC.
Condensed Notes to the Financial Statements
September 30, 2011 and December 31, 2010

NOTE 1 - PRESENTATION

The accompanying financial statements have been prepared by the Company without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2010 audited financial statements.  The results of operations for the period ended September 30, 2011 is not necessarily indicative of the operating results for the full year.

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

Reclassification of Financial Statement Accounts
Certain amounts in the September 30, 2010 financial statements have been reclassified to conform to the presentation in the September 30, 2011 financial statements.

Recent Accounting Pronouncements
Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. During the nine months ended September 30, 2011 the Company realized a net loss of $2,267,454 and has incurred an accumulated deficit of $13,993,439. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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
September 30, 2011 and December 31, 2010

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

During the nine months ended September 30, 2011, Company management determined that the carrying value of a portion of the inventory acquired in the Caldwell acquisition, which was recorded at the fair market value at the time of acquisition, exceeds its net realizable value.  Based on current market conditions and future expectations of sales and selling expenses, the Company has recorded a reserve of $475,832 and recognized a corresponding inventory impairment expense within operating expenses.

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

FEEL GOLF COMPANY, INC.
Condensed Notes to the Financial Statements
September 30, 2011 and December 31, 2010

NOTE 5 – RELATED PARTY TRANSACTIONS

Over the course of the Company’s history loans for operating purposes have been made to the Company by the officers of the Company. The related party notes due to officers total $1,881,067 at September 30, 2011 and $809,072 at December 31, 2010, respectively. These notes carry interest rates of 7% to 15% and have balloon payments that are due in full on December 31, 2012. One loan is considered a commercial loan under the Uniform Commercial Code and is secured by a blanket lien on the Company’s assets. The secured loan totals approximately $500,000 as of September 30, 2011. The other loans are unsecured.  For the nine months ended September 30, 2011, the Company accrued $31,679 in interest expense on these loans.

On February 11, 2011 the Company finalized the purchase of Pro Line Sports, Inc. In conjunction with that purchase, the Company entered into an agreement with the former owner to pay a total of $1,349,820 over a four year period.  The amount is payable in cash or shares of common stock at the option of the Company. During the nine months ended September 30, 2011, the Company has issued a total of 240,181,000 common shares worth $128,044 and has made cash payments of $97,702.  As of September 30, 2011 the loan balance totals $1,124,074.

NOTE 6 – CONVERTIBLE DEBENTURES

Beginning on March 19, 2010 through September 30, 2011 the Company has entered into multiple convertible debenture agreements with third parties. These debentures carry interest at 8 to 15% per annum, are due in full starting on March 19, 2012, and are collateralized by 60,000,000 shares of the Company’s common stock held in escrow.  At the option of the holder, any outstanding principle and unpaid interest balance is convertible into shares of the Company’s common stock.  The conversion price is the higher of a) 50% of the average of the three to five lowest closing prices for the Company’s stock during the previous 10 to 15 trading days or b) $0.0001.

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms of these debentures and determined that a beneficial conversion feature (BCF) exists. The Company calculated the value of the BCF using the intrinsic method based on the stock price on the day of commitment, the discount as agreed to in the debenture, and the number of convertible shares. The combined value of the BCF for the debentures entered into during the nine months ended September 30, 2011 is $290,000. The BCF has been recorded as a discount to the debenture payable and to Additional Paid-in Capital.

During the nine months ended September 30, 2011 the Company recognized $175,511.43 in amortization of current and previous BCF. This amount has been recorded as interest expense in accordance with ASC 470.

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
September 30, 2011 and December 31, 2010

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

On September 15, 2011 the Company issued 6,000,000 shares of its Series A Preferred Stock to Company officers as compensation for services rendered to the Company. These services were based on the value of the underlying common stock on the date of issuance, multiplied by the number of convertible shares for each share of Preferred Stock.  Accordingly, the Company recognized a one-time of $900,000 expense for stock compensation related to this issuance.

Common Stock

As of June 30, 2010, the Company’s board of directors approved an increased in the authorized shares of common stock from 100,000,000 to 2,000,000,000 shares.

During the nine months ended September 30, 2011, the Company issued 59,466,096 shares of its common stock to consultants, employees and officers of the Company for services and debts valued at $61,400. The value of the stock was calculated based on the market value of the stock on the days of issuance. Expenses were recorded for legal fees, advertising, consulting services, and stock based compensation to employees and directors.

The Company also issued 1,756,650,522 shares of its common stock for conversion of debt and accrued interest valued at $512,448 during the same nine-month period. Principle converted totaled $484,441 and accrued interest converted totaled $28,007.

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

NOTE 8 – SUBSEQUENT EVENTS (Unaudited)

Subsequent to September 30, 2011, the Company has issued 48,000,000 shares of common stock to convert convertible debt and accrued interest.

In accordance with ASC 855, Company management reviewed all material events through the date these financial statements were issued, and has determined that there are no additional material subsequent events to report.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Plan of Operations

On February 11, 2011 we acquired Pro Line Sports, a distributor of golf ball retrievers and accessories. While we have historically focused solely on golf clubs and golf grips, since our acquisition of Pro Line Sports, we have focused our business on golf grips, wedges and Pro Lines “IGotcha” product lines.  The “IGotcha” product line features golf accessories such as ball retrievers, divot tools and a warm up swing weight called “The Ready.” In addition, our patented telescopic shaft is being adapted for consumer and industrial non-golf product use with anticipated marketing study done by mid-year 2012.   The Pro Line “IGotcha” golf products are carried by major retailers and smaller retail stores. We believe we can combine an aggressive well-directed marketing campaign to steadily grow our revenue and market our products.  We intend to focus on acquisitions of golf and non-golf companies to grow our business.

In September 2011, the Company engaged DME Capital, LLC located at 44 Wall Street, NY, NY to be our financial advisor and assist in raising necessary capital on a best efforts basis and to assist in acquisitions.

We currently do not have the necessary capital to implement our full marketing campaign and even if we are successful in raising sufficient capital for marketing, there can be no assurance that this capital and/or increased marketing efforts will increase revenues.   There can also be no assurance we will be successful in raising sufficient marketing capital to implement this campaign. Assuming we are able to raise sufficient capital in support of our marketing strategy, we plan to further develop and expand our 5 distinct sales channels:

●
Direct to Consumer: We plan to use direct response marketing in advertisement and commercials, running primarily on Radio and TV, websites and our new social media campaign. We are in the process of producing several radio and TV commercials which we plan to air for the holidays.

●	Social Media: we have established presence on various social media sites such as Facebook, LinkedIn and Twitter, and are managed internally on a daily basis.

●
Wholesale Distribution: We plan to increase our combined sales from the team of existing sales reps calling on U.S. major golf retailers. Feel Golf will also exhibit at the International PGA show in Orlando, FL the last week of January 2012, where we will unveil our 2012 product line during this event.

●
Internet Sales: We recently permitted an independent sales distributor to launch a new web site, www.feelgolfstore.com, which we anticipate will increase the Company’s overall ranking awareness and sales. In a very short time, our new website has climbed in the rankings, and we expect this to result in an increase in our e-commerce awareness, our search engine optimization ranking and therefore an increase in our overall web sales.

• www.teamfeel.com: We very recently launched our second web site on September 20, 2011, which utilizes CRM and multiple other proprietary marketing tools and managed internally on a daily basis (www.teamfeel.com)

• In late October we engaged Golf Marketing Services, a long time, nationally known marketing group to formulate and lead a marketing awareness campaign with the major focus on golf grips and our new 2012 product.

●
International: Asia is a prominent international market where golf as a sport is rapidly growing and we intend to add additional Asian distributors. We are merging the two company’s distributors into one network  to increase our 2012 distributor base.
.

●
Call Center and Inside Sales: We plan to further assemble a larger in house telemarketing sales force to sell direct to our consumers and handle both inbound and outbound customer communications and sales.
.

In addition, our Chief Operating Officer David Otterbach is not involved on a day to day, on-site basis as Mr. Otterbach is still located in California. However, Mr. Otterbach still serves as our interim Chief Operating Officer and Board Secretary on the affairs of the Company.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2011 and 2010

The following table sets forth our results of the operations for the three months ended on September 30, 2011 and 2010.

				Percentage
	September 30,	September 30,	Increase/	Increase/
	2011	2010	(Decrease)	(Decrease)
Revenues	$313,590	$120,398	$193,192	160%
Cost of Sales	130,319	37,605	92,714	247%
Gross Profit	183,271	82,793	100,478	121%
Operating Expenses	(1,125,257)	(260,239)	865,018	332%
Other Income (Expenses)	(147,092)	54,763	(201,855)	-369%
Income Taxes	-	-	-	0%
Net Loss	$(1,089,075)	$(122,683)	$966,395	788%

Basic and Diluted Loss Per Common Shares	$(0.00)	$(0.00)

Weighted Average Basic and Diluted Common Shares Outstanding	1,291,835,353	84,042,586

Revenues

For the three months ended September 30, 2011, revenues increased $193,192, or 160%, from the three months ended September 30, 2010. The increase in sales is due in part to our acquisition of Pro Line Sports in February 14, 2011. Sales from our newly acquired golf accessory business for the three months ended September 30, 2011 totaled $253,444, or 79%, of our total sales. The acquisition has allowed us to expand into the golf accessory niche market. We expect our reliance on outside capital to decrease; however, we will continue to require capital in the short term, even though our revenues increase with the Pro Line acquisition.

Cost of Sales

For the three months ended September 30, 2011, our costs of sales increased $92,714, or 247%, from the same period in 2010. Cost of sales has not increased in step with our sales increase due to the fact that we have recorded impairments of portions of our inventory that previously was recorded on our books at above its net realizable value.  Additionally, the margin on our newly acquired business are much higher due to the volume of business we are able to transact, whereas our prior sales consisting of low volume and infrequent orders resulted in higher costs of sales.

We expect that our cost of sales will increase in actual dollars as our revenues increase overall, and anticipate the cost of goods as a percentage of sales to remain somewhat the same.

Gross Profit

For the three months ended September 30, 2011, overall gross profit increased $100,478, or 121%, as compared to the same three month period in 2010 as our revenues increased in 2011. A significant increase in gross profit was one of the main factors behind our acquisition of Pro Line Sports and is what is primarily responsible for our increase in gross margin. We expect our gross profit to continue to increase, in absolute dollar terms, as our gross sales continued to grow.

Operating Expenses

For the three months ended September 30, 2011, our operating expenses increased by $865,018, or 332%. This increase is attributable primarily to a large issuance of stock for services made in 2011. The Company issued stock for services totaling $901,400 during the three months ended September 30, 2010 compared to $69,000 during the same three month period in 2010. Other operating expenses have increased with the addition of the operating expenses of Pro Line Sports and additional 2011 increase in public reporting costs. In addition to Pro Line Sports’ operating expenses, the Company incurred significant one time relocation expense from California to Florida which included relocating staff, relocating our California warehouse, shipping and other moving expenses, and the hiring of temporary staff to assist in the transition.

Other Income (Expenses)

For the three months ended September 30, 2011, our other income (expenses) decreased $201,855, or -369%, over the same three month period in 2010. The increase is due to primarily to a gain on settlement of debt in the amount of $185,947 recognized during the 2010 period. This figure was partially offset by increases in interest expense on debts due to the amortization of beneficial conversion features related to convertible notes issued in 2010 and 2011 (see footnote 6).

Net Loss

For the three months ended September 30, 2011, our net loss was $1,089,078, an increase of $966,395 or 788% over the three months ended September 30, 2010. Included in our net loss are various non-cash expenses related to depreciation, stock issued for services, embedded beneficial conversion features included in our convertible notes payable, and a reserve for inventory obsolesce. Non-cash stock based compensation required by ASC 805 totaled $901,400 and $69,000, respectively. Amortization of beneficial conversion features included in interest expense totaled $31,250 and $-0-, respectively. Depreciation and amortization of fixed assets and intangible assets totaled $66,375 and $59,178, respectively. Absent these large, non-cash expenses our net operating results for the three months ended September 30, 2011 and 2010 would have been a net income of $11,849 and $5,495, respectively.

Nine Months Ended September 30, 2011 and 2010

The following table sets forth our results of the operations for the nine months ended on September 30, 2011 and 2010.

				Percentage
	September 30,	September 30,	Increase/	Increase/
	2011	2010	(Decrease)	(Decrease)
Revenues	$959,782	$337,754	$622,028	184%
Cost of Sales	344,242	205,499	138,743	68%
Gross Profit	615,540	132,255	483,285	365%
Operating Expenses	(2,444,583)	(4,671,921)	(2,227,338)	(48%)
Other Income (Expenses)	(438,411)	(45,907)	392,504	855%
Income Taxes	-	-	-	0%
Net Loss	$(2,267,454)	$(4,585,573)	$2,318,119	(51%)

Basic and Diluted Loss Per Common Shares	$(0.00)	$(0.09)

Weighted Average Basic and Diluted Common Shares Outstanding	668,794,867	49,614,249

Revenues

For the nine months ended September 30, 2011, revenues increased $622,028, or 184%, from the nine months ended September 30, 2010. The increase in sales is due primarily to our acquisition of Pro Line Sports in February 14, 2011. Sales from our newly acquired golf accessory business from the date of acquisition on February 11, 2011 totaled $802,440, or 84%, of our total sales. The acquisition has allowed us to expand into the golf accessory niche market. We expect our reliance on outside capital to decrease; however, we will continue to require capital in the short term, even though we expect our revenues to continue to increase due to the Pro Line acquisition.

Cost of Sales

For the nine months ended September 30, 2011, our costs of sales increased $138,743, or 68%, from the same period in 2010. Cost of sales has not increased in step with our sales increased due to the fact that we have recorded impairments of portions of our inventory that previously was recorded on our books at above its net realizable value.  Additionally, the margin on our newly acquired business are much higher due to the volume of business we are able to transact whereas our prior sales consisting of low volume and infrequent orders resulted in higher costs of sales.

We expect that our cost of sales will increase in actual dollars, but not as a percentage of sales relative to cost of goods.

Gross Profit

For the nine months ended September 30, 2011, overall gross profit increased $483,285, or 365%, as compared to the same nine month period in 2010 as our 2011 revenues increased. A significant increase in gross profit was one of the main factors behind our acquisition of Pro Line Sports and responsible for the increase in gross margin. We expect our gross profit to continue to increase, in absolute dollar terms, as our gross sales continued to grow.

Operating Expenses

For the nine months ended September 30, 2011, our operating expenses decreased by $2,227,338, or 48%. This decrease is primarily attributable to a large issuance of stock for services made in 2010. The Company issued stock for services totaling $1,057,200 during the nine months ended September 30, 2011 compared to $3,988,910 during the same nine month period in 2010. Other operating expenses have increased with the addition of the operating expenses of Pro Line Sports. In addition to Pro Line Sports’ operating expenses, the Company incurred significant relocation expenses for Feel Golf Company including relocating staff, shipping and other moving expenses, and the addition of temporary staff to assist in the transition.

Other Income (Expenses)

For the nine months ended September 30, 2011, our other income (expenses) increased $392,504, or 855%, over the same nine month period in 2010. The increase is due primarily to increases in interest expense on debts due to the amortization of beneficial conversion features related to convertible notes issued in 2010 and 2011 (see footnote 6).

Net Loss

For the nine months ended September 30, 2011, our net loss was $2,267,454, a decrease of $2,318,119 or 51% over the nine months ended September 30, 2011. Included in our net loss are various non-cash expenses related to depreciation, stock issued for services, embedded beneficial conversion features included in our convertible notes payable, and a reserve for inventory obsolesce.  Non-cash stock based compensation required by ASC 805 totaled $1,087,200 and $3,988,910, respectively. Amortization of beneficial conversion features included in interest expense totaled $175,511.43 and $150,195, respectively.  Non-cash reserves for inventory obsolesce was $475,832 during the nine months ended September 30, 2011 with no impairment in comparative nine month period in 2010 and depreciation and amortization of fixed assets and intangible assets totaled $198,557 and $196,639, respectively. Absent these large, non-cash expenses our net operating losses for the nine months ended September 30, 2011 and 2010 would have been $50,761 and $74,872, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $9,309 as of September 30, 2011 compared to cash of $-0- as of December 31, 2010. Net cash used in operating activities for nine months ended September 30, 2011 and 2010 was $2,953 and $271,950, respectively.  Our cash used in operating activities did not decrease in proportion to our increase in gross margin and decrease in net loss as compared to the comparable period of the prior year. This was primarily the result of an increase in accounts receivable due to the transition of Pro Line Sports into Feel Golf.  As our receivables related to Pro Line begin to turn and we are able to reduce liabilities associated with the acquisition, we expect to begin to realize positive cash flow from operations and to rely less on raising capital to meet operational needs.  As our anticipated cash flow from operations improves, we plan to use capital raised to increase marketing efforts and drive sales growth.

Cash flows used in investing activities totaled $233,076 and $-0- for the nine months ended September 30, 2011 and 2010, respectively.  The purchase Pro Line Sports in February 2011 accounted for $225,000 with the balance being used to purchase office equipment.

Cash flows provided by financing activities totaled $245,338 during the nine months ended September 30, 2011 compared to $270,720 for the nine months ended September 30, 2010.  During 2011, we received proceeds from related party notes of $162,713 and made repayments on loans from related parties of $37,471.  We also received $290,000 in proceeds from third party notes payable.

During the nine months ended September 30, 2010 we received proceeds from related party notes of $89,420 and made repayments on loans to the Company from related parties of $161,700.  We also received $337,000 in proceeds from third party notes payable and sold stock for cash proceeds of $6,000.

At the present level of business activity, our ongoing monthly gross operating cash disbursements are expected to average approximately $80,000. As of September 30, 2011 we have working capital of $1,242,480 which is comprised principally of inventory.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules  13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  Disclosure and control procedures are also designed to ensure that such information is accumulated and communicated to management, including the chief executive officer and principal accounting officer, to allow timely decisions regarding required disclosures. As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of September 30, 2011, our disclosure controls and procedures were not effective due to a lack of adequate segregation of duties and the absence of an audit committee.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

In order to remedy our existing internal control deficiencies, and as our finances allow, we will hire additional accounting staff.

Changes in Internal Control over Financial Reporting

Management has evaluated whether any change in our internal control over financial reporting as of September 30, 2011. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Feel Golf’s Co., Inc., filed a motion to offset and invalidate the above settlement on October 24, 2011 in Sanford, FL, Seminole County against Pro Line Sports, Inc and/or IGotcha Holdings, LLC and/or Albert J. Light, the seller for an alleged fiduciary Breach of Contract and Conversion.

ITEM 1A.	RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2011, the Company issued 55,966,096 shares of its common stock to consultants, employees and officers of the Company for services valued at $60,000. The value of the stock was calculated based on the market value of the stock on the days of issuance. Expenses were recorded for legal fees, advertising, consulting services, and stock based compensation to employees and directors.

The Company also issued 1,756,650,522 shares of its common stock for conversion of debt and accrued interest valued at $512,448 during the same nine month period.  Principle converted totaled $484,441 and accrued interest converted totaled $28,007.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits. No.	Description
31.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1*	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Schema
101.CAL+	XBRL Taxonomy Calculation Linkbase
101.DEF+	XBRL Taxonomy Definition Linkbase
101.LAB+	XBRL Taxonomy Label Linkbase
101.PRE+	XBRL Taxonomy Presentation Linkbase

* Furnished herewith.
+ XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEEL GOLF COMPANY, INC.
(Registrant)

Date: November 18, 2011	By:	/s/ Lee Miller
Lee Miller
Chief Executive Officer and Chief Financial Officer