Form 10-K
period 2011-12-31
FEEL GOLF CO INC
filed 2013-01-17
CIK 1141673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.  3330-153699

FEEL GOLF CO., INC.
(Exact name of issuer as specified in its charter)

California	77-0532590
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
510 Central Park Drive Sanford, FL 32771
32771
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (321 397 2072)

Securities registered under Section 12(b) of the Exchange Act:	None

Securities registered under Section 12(g) of the Exchange Act:	Common stock, par value $0.001and Preferred stock par value $0.0001 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒
As of December 31, 2011 the registrant had 22,569,452 and as of January 15, 2013 the registrant had 106,780,562 common shares issued and outstanding, respectively. (See subsequent events)

On January15, 2013 the aggregate market value of voting stock (based upon the closing price of the registrant’s Common stock of the latest date being January 15, 2013 held by non affiliates of the Registrant was $491,191.

Documents Incorporated by Reference:
None.

PART I

ITEM 1 - Description of Our Business

We were incorporated on February 14, 2000 in the State of California. From 2000 to February 12th 2009, we operated as a private business and focused on developing products both in the golf club (equipment) and golf grip (accessory) categories. Research and Development costs were accounted for under our general selling and administrative costs (“GS&A”) during this time. Our annual revenues have historically ranged between $500,000 and $1 million. This has resulted in significant operating losses requiring additional capital from our officers and directors and additional private individual shareholders, with total investment and loans to date, of approximately $6 million.

We  produce golf clubs including drivers, irons and wedges - with varying degrees of loft (angle of attack to the horizontal plane) ranging from 9° to 73° in several distinct color finishes: Satin, PVD and Designer (Colors of Red, Black, Bronze, Blue, Green & Yellow). Wedges are golf clubs used primarily for approach shots generally from 150 yards and closer.  Our wedges carry different degrees of loft (46°, 52° 54° 56°, 58° 60°, 64° & 73°) designed to be used for varying distances and different lies (e.g.: deep rough, sand, tight lies, etc.).

Our wedges are pressure cast and made of a blend of soft metals providing what we believe to be a lower drag-coefficient thereby improving a golfer’s ability for more accurate shots.  Manufacturing and assembly technologies assure that each wedge has the same Kick Point, Balance Point, Swing Weight, Total Weight, Length, Frequency and Feel. Most of our golf clubs and golf grips conform to the rules of golf as set out by the United States Golf Association (USGA) and The Royal and Ancient Golf Club (R&A).  The following sets forth an explanation of certain golf terms we use to describe our products:

●	Kick Point, also called flex point or bend point, is the point along a shaft's length at which it exhibits the greatest amount of bend when the tip is pulled down.

●	Balance Point is the point at which a golf shaft achieves equilibrium; the point at which a shaft’s weight is evenly distributed in both directions when rested on a single fulcrum point.

●	Swing weight is a measurement that describes how the weight of a club feels when the club is being swung.

●	Total Weight is the total weight of a golf club including the head, shaft and grip.

●	Length is the overall length of a golf club.

●	Frequency matching is the process of ensuring that the shaft vibrations of all clubs in a given set of clubs, match in frequency when struck, so that the feel is the same for each club.

●	Feel is the sensation of, or feedback sensitivity for playing golf shots, especially with respect to short game approach shots including putting.

In late 2004, we introduced to the market a reverse-taper golf grip named “The Full Release “TM Performance grip. A “reverse taper” golf grip is simply a golf grip whose taper is the opposite (or reversed) of the industry standard golf grips used today. Specifically, a reverse taper golf grip is smaller in diameter at the butt end of a golf grip and gets larger in diameter towards the shaft end – the opposite of today’s standard golf grips. We believe the reverse taper golf grip is more ergonomically designed to better fit the fingers of a golfer’s hand promoting more of a full release swing - the act of freely returning the club head squarely to the ball at impact producing a powerful golf shot. In 2005, “The Full Release “TM Performance Grip was named “Top Discovery” at the International PGA Show in Orlando, FL, and is endorsed by the United States Schools of Golf (USSOG), as their “Official Golf Grip.” We are told the USSOG represents over 60 teaching facilities throughout the country.

We offer two reverse taper golf grips: 1) The Full Release™ Performance golf grip; and 2) The Pro Release™ Performance golf grip and we offer a number of different styles and colors for these golf grips.

The base manufacturing of all components including club heads, shafts and grips is currently outsourced. Final assembly and shipping is handled in our corporate headquarters based in Sanford, FL, utilizing staff trained by PGA members trained in the art of club making. Manufacturing assembly techniques are used for compliance with our design and quality control requirements.

In January 2011, we launched a new wedge design called, the “Tour PVD” USGA conforming wedges. The new line added several non conforming wedges and irons to our club line. Non conforming means we intentionally do not conform to the new USGA 2010 groove rules.

We sell our golf clubs, grips and accessories to U.S. and international distributors, wholesalers, and retailers, including retail sales on our website. We have established international distribution channels through several countries covering the UK, most of Europe, Canada, Australia, Asian Pacific Rim countries, parts of Western Asia and South Africa. With respect to the domestic distribution, we have an established staff at our Sanford, FL headquarters and currently have (five) 5 employees.

Acquisition (s)

Acquisition # 1 ~ New to the Feel product line in 2009 was Caldwell Golf's highly advanced Ceramic product line.  In August 2009, Feel Golf acquired the assets of Caldwell Golf of Carlsbad, CA for 12,500 shares of Feel Golf’s common stock. The fair market value appraised by a certified third party was approximately $3,300,000.

 The Caldwell Golf Company reportedly spent years developing Ceramic golf club technology into a final and an excellent Ceramic product line of putters, drivers and fairway woods.  The Caldwell Golf flagship product is their "Tsunami" putter line.

Acquisition # 2 ~

On February 11, 2011 we acquired Pro Line Sports, a distributor of golf ball retrievers and accessories. While we historically focused solely on golf clubs and golf grips, and since our acquisition of Pro Line Sports, we have focused our business on golf grips, wedges and Pro Line’s product lines.  Their product line features golf accessories such as ball retrievers, divot tools and a warm up swing weight called “The Ready.” In addition, the patented telescopic shaft is being adapted for general consumer and industrial non-golf product use   The Pro Line golf products are carried by major retailers and smaller retail stores. We believe we can combine an aggressive well-directed marketing campaign to steadily grow our revenue and market our products.  We intend to focus on acquisitions of golf and non-golf companies to grow our business.

The tangible assets acquired in the February 2011 asset acquisition included inventory with various fixed assets and should provide a good base of products.  The Seller retained his cash balances and receivables through the date of sale.  Included in the fixed assets acquired is office and warehouse equipment.  The Company determined that the carrying value of these assets approximated their fair value on the date of acquisition and therefore recorded them at the Seller’s book value.   As a result, $37,227 of the purchase price was allocated to the fixed assets acquired.  The Company performed an inventory observation on the date of acquisition and determined that saleable inventory acquired had a fair market value of $253,686.  The remaining $1,226,305 has been allocated to goodwill.

On June 24, 2011, the Company and the Seller agreed to a new structure regarding payment due under the Consulting Agreement. The Agreement contemplates among other things, that:

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

Due to continuing differences between the seller and Feel Golf the parties in November 2011 entered into litigation seeking resolution to their differences.  (Litigation is noted in filed 8K’s)

In April 2012 the parties agreed through mediated settlement to rescind the acquisition. Both parties are now separate entities.

As part of the mediated settlement, Feel Golf, who occupied the sellers building, was released without recourse from the 2 year property lease.

Due to the 2011 and 2012 events caused by the rescission of the Pro Line Sports acquisition, our now going forward focus is on increasing our accessory lines which include; Divot tools; Carbon Fiber and Aluminum retrievers (7 and 10 foot): The retrievers have our patent pending head design and are packaged in a clamshell and include a free head cover; a Reverse “SBST” putter grip and an oversize putter grip; new line of Pro Release reverse grips and the conforming 73 degree wedge (RH/LH).

In September 2011, the Company engaged DME Capital, LLC located at 44 Wall Street, NY, NY to be our financial advisor and assist in raising necessary capital on a best efforts basis and to assist in acquisitions. Due to the law suits, DME decided they could not function as they needed on our behalf.

We currently do not have the necessary capital to implement our growth campaign and even if we are successful in raising sufficient capital, there can be no assurance that this capital and/or increased marketing efforts will increase revenues.  There can also be no assurance we will be successful in raising sufficient growth capital to implement this campaign. Assuming we are able to raise sufficient capital in support of our growth strategy, we plan to further develop and expand our sales channels:

●	Direct to Consumer: We plan to use direct response marketing in advertisement and commercials, running primarily on Radio and TV, websites and our new social media campaign.

●	Social Media: we have established presence on various social media sites such as Facebook, LinkedIn and Twitter, and are managed internally on a daily basis.

●	Wholesale Distribution: We plan to increase our combined sales from the team of existing sales reps calling on U.S. major golf retailers. Feel Golf intends to exhibit at the International PGA show in Orlando, FL the last week of January 2013, and unveil our 2013 Carbon Fiber ball retriever product line during this event.

●	Internet Sales: We permitted an independent sales distributor to launch a new web site, www.feelgolfstore.com, which we anticipate will increase the Company’s web site and its overall ranking awareness and hopefully increase our own web sales. In a very short time, this new website has climbed in the rankings, and we expect this to result in an increase in our e-commerce awareness, our search engine optimization ranking and therefore an increase in our overall web sales.

● In late October 2011 we engaged Golf Marketing Services, a long time, nationally known marketing group to formulate and lead a marketing awareness campaign with the major focus on golf grips and our new 2012-2013 product.

●	International: Asia is a prominent international market where golf as a sport is rapidly growing and we intend to add additional Asian distributors.

●	Call Center and Inside Sales: We plan to increase our in house telemarketing sales staff to sell direct to our consumers and handle both inbound and outbound customer communications and sales.

Marketing

We anticipate that the additional product lines derived from our recent acquisitions and when coupled with our Full Release™ grip and wedges should be attractive to golfers of all skill levels and incomes. With our premium wholesale price, the global market could represent a very significant opportunity with even minor market share penetration - potentially representing significant growth in total revenues.  With a marketing campaign that we are ready to implement upon obtaining sufficient marketing capital, we plan to advertise the benefits of our product lines and build brand awareness.  We believe our golf grips can take market share, similar to how Metal Woods, Graphite Shafts, and/or Soft Spikes garnered significant market share.  However, there is no guarantee that we will be able to raise the capital needed to implement its campaign.

With respect to U.S. domestic marketing, we have relationships with several major golf retail chains in the US including Golfsmith, Golf Galaxy, Edwin Watts, Golf Works, Pro Golf and PGA Superstores that represent the majority of US golf equipment sales. We believe that our largest customer base will be the major retail chains, but marketing awareness is required. With this opportunity clearly in mind, we will initially concentrate efforts to maximize sales results via marketing efforts geared to increase brand awareness and pre-sell the golfing customer. While we expect considerable efforts to be directed at the major retailers and cultivating new, retailing chains, there remains literally tens of thousands of on course and off course pro shops, club makers for us to market to.

We believe our international distributor network holds potential for sales growth and through these distributors’ efforts, to grow the Feel Golf brand name recognition especially as was anticipated with the purchase of Pro Line Sports and its well established product lines.  While the acquisition was rescinded, Feel Golf retained some sales reps, and customers. The biggest setback during the law suits occurred when many customers and sales reps decided they did not want to be involved and decided not to carry either parties’ product line. We intend to repair these relationships by offering new product lines as well as to continue marketing directly to the public through our website and with advertising programs designed to direct potential customers to retail customers, our on-line site or to our in-house sales personnel. Significant marketing efforts will be directed to this in-house channel with most sales at retail pricing bringing higher profit margins than realized via wholesale channels.

In 2012 we anticipated a marketing campaign promoting our new one-of-a-kind patent pending golf ball retrievers and our Carbon Fiber ball retriever, wedges and grips.

Demand in the golf industry is partially driven by strong marketing and public relations. Likewise, successful product launches in golf clubs and accessories are partially accomplished through strategic marketing and strong visibility on the professional tours.  We intend to obtain endorsements of well recognized PGA Teachers once capitalized, to further validate our products to their Tour players and their recreational students and golfers worldwide. To reach the mass market, we anticipate advertising the “Pro Release”™ Performance and distance increasing grip via TV targeted commercials.  This is a far-reaching media campaign, yet highly targeted. We believe that continuous TV commercials and TV Spot advertising strategy in local key markets is among the strongest product awareness builder that may generate consumer, major golf retailers, pro shop, and catalogs.

Additional strategic advertising and promotion plans includes: industry endorsements, company press releases, additional TV spots, major golf magazine print ads,  media days for major magazine equipment writers sponsored by us, weekly schedules with retailer demo days, enhanced and continual in-store support programs, open-to-the-public as well as privately sponsored clinics, PGA & LPGA Tour presence, annual trade-shows, as well as a continuous in-house production of articles and editorials, as contributing writers, as offered by leading golf magazines.  Our product marketing emphasizes our belief in the many ways in which our newly expanded products are performance enhancing. The products’ unique selling points include the following:

●
We believe our products include quality components, excellent design characteristics and a quality control team trained by PGA professionals in compliance with exacting standards. We believe our patented and proprietary designs are highlighted, including our golf clubs' blend of hi-finishes that stand out among an otherwise dull product finish industry. Our club line was originally designed & developed for Tour players by Tour players, for their own personal use in competitive play.

●
Quality manufacturing is a key component of our brand. Our clubs are neither “customized” for Tour players nor “mass-produced” for the general public. We build only to orders and believe this is a most important distinction that creates a category of golf products that are made to exacting standards for high performance and playability that is unique among the major club manufacturers.

●
We believe our products’ high performance characteristics can have a profound effect on a golfer’s ability to play a better, more consistent game of golf.  With independent testing verification, our marketing emphasizes that our clubs and grips provide golfers with better “feel” that allows for more distance, improved accuracy and the ability for lower scores.

●
We believe the Pro Release™ Performance Grip’s reverse taper design, our new PVD and all White Wedges, our new 73 degree wedges, the PVD Competitor Tour irons, and Carbon Fiber ball retrievers, visually differentiate our products from those of its competitors, imparting the perception of  high quality, high performance message at first glance.

●
There are numerous industry models of commodity class grips available, with MSRP prices ranging from ~$3 to > $9 per grip. We believe our new Pro Release™ Performance grips are positioned as a major advance in golf equipment technology. Therefore, our golf grip is premium priced at a Manufacturer’s Suggested Retail Price (MSRP) of $10 each.

●
Industry prices for golf wedges range from $25 to over $275 each.  Many well known brands compete in the “professional grade” segment of the market and have offerings around $125 (MSRP).  Our wedges are priced slightly higher (MSRP: $89 - $119) than many other brands, as we believe our quality and recognized playability imparts a higher perceived value to the customer.

●
Our 2102 accessory line includes divot tools, oversized putter grips, patent pending ball retrievers, and the new “SBST” reverse putter grip. We also have the in house ability to produce customer logos on our retrievers, divot tools, and wedges for no extra charge.

At present, we do not have sufficient capital to implement and support our growth campaign. We intend to raise funds through a private and/or  secondary public offering to support our model. We estimate upwards of $2,000,000 in capital will be required over the entire time period (24 months) of our growth campaign to support acquisition(s) (via cash/stock) and sales.

●	Direct to Consumer: We plan to use direct response marketing in advertisement and TV commercials, running primarily on The Golf Channel, web sites and national print media.

●
Wholesale Distribution: There are estimated to be more than 18,000 independent golf specialty stores in the U.S. alone, and over eight major USA retail golf chains, currently with an estimated 900 outlets and growing. Sales staff will be assigned to provide ongoing service to the major retail outlets and larger independents. Our customers also include specialty golf catalog retailers reaching well over 15 million US golfers annually. We plan to launch this part of the campaign during the first quarter of the marketing campaign implementation.

●	Internet Sales: we plan to hire skilled employees to aggressively market our products on the Internet at retail prices on our website.

●
International: Our international sales alliances carry our clubs, grips and other products into dozens of countries.  Prominent in the international arena is Asia, where golf as a sport is rapidly growing and becoming a national pastime with millions playing the game. We plan on expanding our distributor base.

●
Call Center and Inside Sales: We have  a small  in house telemarketing sales force, which  sell direct to our consumers, handle both inbound and outbound customer communications and sales, customer service, thus contributing significantly to over-all profit and revenues. We intend to ramp up the staff of the call center upon available capital and will increase staff based upon availability of qualified candidates.

Competition

The golf equipment industry is highly competitive. We believe that our twelve years of history is a strong indicator that we have excellent products with an established niche within the golf industry.  Our major larger competitors

●	Callaway: a public company founded in 1982.

●	Cleveland Golf: founded in 1979.

●	Nike: entered the golf equipment market with golf shoes apparel, balls and accessories to grow revenues. In 2001, it launched its golf clubs.

●	Ping: a family owned company, founded in 1959.

●	Taylor Made: a subsidiary of Adidas-Salomon, founded in 1979.

●	Titlist: a part of the Acushnet Company whose brands include Foot Joy, Cobra and Pinnacle. Acushnet itself is a subsidiary of Fortune Brands, Inc.

●	The largest manufacturers and our competitors in the traditional golf grip industry include:

●	Avon Grips, Kingwood, TX

●	Golf Pride Grips, a subsidiary of Eaton Corporation, Laurinburg, NC

●	Lamkin Corporation, San Diego, CA

●	Winn Grips, Huntington Beach CA

In this competitive market, except for one other grip company, we believe we are the largest grip company that produces a reverse-taper golf grip with multiple patent protections. We believe all of our products are uniquely designed in appearance, are different in playability and feel, and are beneficial for golfers of all skill levels.

Intellectual Property

Our intellectual property portfolio contains multiple trademarks, and patents with several patent pending applications.

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

Additional patents applications have been filed on new and unique golf ball retrievers.

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

Pending Patent Applications

We also currently have pending additional patent, and applications for Golf Grips. In the acquisition of Caldwell Golf three (3) additional design patents were also acquired for the novel design application of golf club heads designed with ceramics, and cork. These patents have been assigned to Feel Golf by the patent office.

Future Applications

We have utility and design patent applications that we will apply for over the next few years. Many of these inventions relate specifically to the golf club grip and will protect the process for making the grip, and the manufacturing process.

ITEM 2 - Description of Property

In May of 2011, Feel Golf relocated its corporate facility from California to Florida to occupy the former Pro Line Sports facility as part of the now rescinded Pro Line acquisition.

Our leased principal business office was located at 107 Commerce Way Sanford, FL 32771.  As part of our Pro Line Sports rescission, we relocated our facility on May 1st 2012 to 510 Central Park Drive Sanford, FL 32771 with a one year lease and a two year renewal option with no increase in the base rent of $1890 a month.

ITEM 3 - Legal Proceedings

At this time the Company has current 2012/2013 litigation.

1)
January- On 1/21/2012, Feel Golf was served with a trademark and image preliminary injunction as an ongoing result of past law suits with Jim Light, seller of Pro Line Sports. The acquisition had unraveled due to discovery of items not uncovered during due diligence and mounting friction between the seller and buyer. The injunction prevented Feel Golf from using the trademark and branded name of “Igotcha” and the image of Jim Light. Mediation ensued during February, March and into April without resolution from either counsel;

2)
April- As common sense was authored by the Mediator, Feel Golf decided to rescind the acquisition and the parties entered into an April 25, 2012 mediated settlement. The settlement agreement is noted in the Form 8K filed on May 4th 2012; Major points of the settlement are below.

Feel Golf vacated the Pro Line rented premises on 5/1/12 and sold back selected inventory to Pro Line Sports for $72,000 which is a (39%) discount from our cost. We incurred a $40,000 loss in this transaction. We also relinquished any rights to the Pro Line Sports Trademark “Igotcha.”

Company relocated its headquarters from 107 Commerce Way Sanford to 510 Central Park Drive Sanford, FL effective as of May 1st 2012.  We entered into a 1 year lease which contains a 2 year auto renewable without an increase from a base of $1890 a month- This was noted in Form 8 K filed on May 4th, 2012

3)
September 2012 - Feel Golf was served with a new law suit by Igotcha Holdings, LLC (Pro Line Sports) with allegations of infringing on their telescopic shaft patent. On October 11, 2012 this suit was amended to include the former board of directors as conspirators to infringe. As of this filing date settlement negotiations are in process. Our patent counsel has opined our new telescopic patent pending design does not infringe.

ITEM 4 – Mine Safety Disclosures

Not Applicable.

PART II

ITEM 5 - Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock is traded on the OTCQB Pink Sheets under the ticker symbol “FEEL”. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

The following table sets forth the quarterly high and low sales prices as reported during the last two fiscal years ended December 31, 2011 and December 31, 2010.

Common Stock
Year Ended December 31, 2011	High	Low
First Quarter	$0.42	$0.15
Second Quarter	$0.15	$0.05
Third Quarter	$0.05	$.021
Fourth Quarter	$0.03	$0.01

Year Ended December 31, 2010	High	Low
First Quarter	$8.00	$5.00
Second Quarter	$5.60	$.80
Third Quarter	$4.50	$0.66
Fourth Quarter	$1.50	$0.02

These quotations represent interdealer prices, without retail markup, markdown, or commission, and may not reflect actual transactions.

Holders

As of December 31, 2011 in accordance with our transfer agent records, there are 845 record holders of our Common Stock.

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

Overview

During the year ended December 31, 2011, we raised capital from the CEO of the Company and from convertible notes.  This capital allowed us to continue day-to-day operations. During 2011 we raised $486,000 from convertible notes and issued a total of 594,661 shares of common stock and 6,120,000 shares of preferred stock in lieu of cash and wages to employees, consultants and directors. We also issued 20,782,048 shares of common stock in conversion of convertible debts and other liabilities.

Our financial statements as of December 31, 2011, reflect a net operating loss of $3,374,469.  This is based on gross revenues of $1,449,967 cost of sales of $1,425,674 operating expenses of $2,912,432 and other expenses including interest and taxes of $486,330.

Our financial statements as of December 31, 2010, reflect a net operating loss for year of $5,336,702.  This is based on gross revenues of $391,594, cost of sales of $267,394, operating expenses of $5,295,221 and other expenses including interest and taxes of $164,881.

Our net operating loss for the year ending December 31, 2011 decreased by $2,282,882 from December 31, 2010 due primarily to an decrease in stock based compensation to employees and third parties of $2,957,292 and increases salaries and wages, professional fees, inventory impairment costs, selling, general and administrative expenses, and interest expense.  Gross Sales for 2011, increased by $1,058,373 or 270% primarily as a result of the additional lines of business discussed above.

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

Over the course of our twelve (12) years of operating history, we have incurred substantial operating losses and we may not be able to continue our business. As of December 31, 2011, we have an accumulated deficit of $15,100,454.

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

We have 5 employees and our success is dependent on our ability to retain and attract personnel to operate our business, and there is no assurance that we can do so. Once we are sufficiently capitalized, we will need to recruit   managers and hire employees to help us execute our business strategy and help manage the growth of our business. Our business could suffer if we were unable to attract and retain highly skilled personnel or if we were to lose any key personnel and not be able to find appropriate replacements in a timely manner.

We expect to derive a substantial portion of our future revenues from the sales of retrievers, wedges and our golf grips. We have yet to fully launch our initial marketing phase due to the increasing cost of media and frequency required. Although we believe our products and technologies to be commercially viable,   if markets for our products fail to develop further or develop more slowly than expected or are subject to substantial competition, our business, financial condition and results of operations will be materially and adversely affected.

We also depend on marketing relationships and if we fail to maintain or establish them, our business plan may not succeed.

We expect our future marketing efforts will focus in part on developing and reinstating business relationships with retailers and distributors to market our products to their customers. The success of our business depends on selling our products and technologies to a large number of distributors and retail customers.

The market for golf grips and golf clubs is highly competitive and one of the main reasons that Feel Golf added a lesser competitive line of unique accessories. There are a number of other established providers that have greater resources, including more extensive research and development, marketing and capital than we do and have greater name recognition and market presence. These competitors could reduce their prices and thereby decrease the demand for our products and technologies. We expect competition to intensify in the future, which could also result in price reductions, fewer customer and lower gross margins.

Our total sales in 2011 were higher than our 2010 sales.  Due to the rescission however of Pro Line Sports our revenues for 2012 will be much lower than for 2011.   Moreover, with the recent economic and market uncertainties here in the United States as well as internationally, there can be no assurance that our sales will grow and/or be maintained at their present level and may in fact, decline in the future.

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

It is possible that third parties might claim infringement by us, such as presently with Igotcha Holdings regardless of merit, claimed with respect to past, current or future technologies. We expect that participants in our markets will increasingly be subject to infringement claims and look for settlement vs. litigation as the number of services and competitors in our industry grows. Claims, whether meritorious or not, could be time-consuming, may result in costly litigation and could cause service upgrade delays or require us to enter into royalty or licensing agreements. These royalty or licensing agreements might not be available on commercially reasonable terms or at all.

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

Plan of Operation

We make golf clubs golf grips, and now a line of ball retrievers and accessories.  Our primary business and marketing plans are focused on golf grips, wedges, and retrievers. We believe with capital we can launch an aggressive and well-directed marketing campaign to rapidly grow our revenue and significantly maximize our market potential.

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

Assuming we are able to raise sufficient capital in support of our marketing strategy, we plan to develop five distinct sales channels:

●	Direct to Consumer: We plan to use direct response marketing via infomercials, social media, running primarily on Golf Channel, websites and national print media.

●	Wholesale Distribution: We plan to employ a well-trained and efficient sales staff to sell to U.S. major golf retailers.

●	Internet Sales: We plan to aggressively market our products on our website.

●	International: Asia is a prominent international market where golf as a sport is rapidly growing. We plan to increase our distributors in Asia and Europe.

●	Call Center and Inside Sales: We have a small in house telemarketing sales center selling direct to our consumers and also to handle customer communications.

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

Years Ended December 31, 2011 and 2010

				Percentage
	December 31,	December 31,	Increase	Increase
	2011	2010	(Decrease)	(Decrease)
Revenues	$1,449,967	$391,594	$1,058,373	270%
Cost of Sales	1,425,674	267,394	1,158,280	433%
Gross Profit	24,293	124,200	(99,907)	-80%
Operating Expenses	2,912,432	5,295,221	(2,382,789)	-45
Other Expenses	486,330	164,881	321,449	195
Income Taxes	-	800	(800)	--%
Net Loss	$(3,374,469)	$(5,336,702)	$(1,962,233)	-37%

Basic and Fully Diluted Loss Per Common Share	$(0.34)	$(10.76)
Weighted Average Basic and Fully Diluted Common Share Outstanding	10,021,933	496,142

Revenues

For the year ended December 31, 2011 revenues increased 270 % from the year ended December 31, 2010.    Our acquisition of Pro Line Sports added significant sales of their product line to us.  We believed this acquisition would allow us to expand into the golf accessory market in 2011 and thereafter. The acquisition, while rescinded should enable us to increase sales of ball retrievers since this is a new sales channel in addition to our existing for golf grips and clubs.  As a result of the acquisitions and the expected increase in revenue from new sales, we expected our reliance on outside capital to decrease. However, due to the rescission, we continue to require capital to meet our growth and profit goal.

Cost of Sales

For the year ended December 31, 2011, our costs of sales increased 433% over the year ended December 31, 2010.  This increase is primarily due write downs in slow moving, impaired and obsolete inventory acquired in the Caldwell and Pro Line acquisitions.  However, our overall pricing structure, product make-up and sales mixes have stayed constant from 2010.

We expected that our margin would improve with our acquisition of Pro Line Sports.  The golf ball retrievers and other accessories, reportedly have a historically higher gross margin and sales volume than golf clubs.

Gross Profit

For the year ended December 31, 2011, our gross profit decreased 80 % over the year ended December 31, 2010. The continued poor economy during 2011 hurt our retail sales which contributed to the decrease in our gross margins.  In order to move product we sought a higher percentage of less than wholesale cost orders than in the past on products such as Caldwell Golf and discounted Pro Line product.

Operating Expenses

For the year ended December 31, 2011, our operating expenses decreased by $2,382,789. Stock issued for services during 2011 totaled 594,661 common shares valued at $61,400 and 6,120,000 shares of preferred stock valued at $1,076,822.  This is compared with stock issued for services in 2010 of 592,948 common shares valued at $ 578,492. The decrease of $2,957,292 in expense recognized from the issuance of stock for services as well as the decrease of $219,436, in advertising expense and less offsetting increases in salaries and wages, professional fees, inventory impairment expense, other selling, general and administrative expense, and interest expense accounted for almost the entire net decrease in expenses.

Other Expenses

For the year ended December 31, 2011, our other expenses increased $321,449 over the year ended December 31, 2010. Interest expense on debts owed to both related parties and on the new convertible notes issued increased $135,535. Gain on settlement of debt decreased by $197,814.

During the last part of the year 2012, the Company placed $ 62,300 with collection agencies. GBM of Edison NJ our largest bad debt, declared bankruptcy in November 2012. We engaged counsel in September 2012 on contingency to pursue the GBM collection. Due to complications involved in the Bankruptcy proceeding and our status as a General Unsecured creditor collection is doubtful, but we are attempting to locate and recover our product for return.

Net Loss

For the year ended December 31, 2011, our net loss decreased $1,962,233 over the year ended December 31, 2010. Of our total net loss of $3,374,469, the amount of $1,828,154 was due to non-cash expenses such as stock based compensation, impairment of inventory and depreciation and amortization expense.

Currently, our revenues are not large enough yet to create a breakeven scenario.  Our need for outside capital increases with the rescission of Pro Line Sports. We will need capital to expand operations and develop sales.

LIQUIDITY AND CAPITAL RESOURCES

For the Years Ended December 31, 2011 and December 31, 2010

At December 31, 2011, we had cash of $18,991as compared to cash of $ 0 as of December 31, 2010. Net cash used in operating activities for the year ended December 31, 2011 was $60,891as compared to $408,703 for the year ended December 31, 2010. This increase of $347,812 in cash used in operating activities as compared to the prior year is reflective of the increase in sales due to the Pro Line 2011 acquisition.

Cash flows used in investing activities totaled ($233,877) and $-0- for the years ended December 31, 2011 and 2010, respectively. The increase includes $225,000 for the down payment to acquire Pro Line Sports.

Cash flows provided by financing activities totaled $313,759 and $401,855 in 2011 and 2010, respectively. Our cash from financing activities in 2011 consisted primarily of funds received from the issuance of convertible notes.  These proceeds totaled $290,000during the year.  In 2010, we raised net proceeds of $184,934 from related parties.

At the present level of business activity, our ongoing monthly gross operating cash disbursements are expected to average approximately $35,000.  As of December 31, 2011, we had positive net working capital of $156,872.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

January 15, 2013

Board of Directors
Feel Golf Co., Inc.

We have audited the accompanying consolidated balance sheet of Feel Golf Co., Inc. (the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2011 and 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and changes in stockholders’ deficit and its cash flows for the years ended December 31, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 of the notes to the accompanying consolidated financial statements, the financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in the footnotes, the Company has current assets of $522,187 and current liabilities of $365,315.  In addition, the Company has an accumulated deficit of ($15,100,454) and is dependent on at least maintaining current revenue levels. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ W. T. Uniack & Co. CPA’s P.C.
Woodstock, Georgia

FEEL GOLF CO., INC
Balance Sheets

ASSETS
	December 31,
	2011	2010
CURRENT ASSETS
Cash	$18,991	$-0-
Accounts receivable, net of allowance for doubtful accounts of $59,759 and $10,000, respectively	194,829	24,501
Barter receivable	33,043	15,407
Receivable from shareholder	-	7,794
Inventory	268,705	1,507,461
Prepaid expenses	6,619	19,990
Other Current Assets		3582
Total Current Assets	522,187	1,574,703

PROPERTY, PLANT and EQUIPMENT, net	393,151	437,845

OTHER ASSETS
Intellectual property, net	479,391	653,715
Goodwill	1,226,305

TOTAL ASSETS	$2,621,034	2,669,845.

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$256,453	$148,200
Bank overdraft	-	10,534
Current portion of long term debt	41,244	-
Accrued Interest	67,618	21,391
Total Current Liabilities	365,315	180,125

LONG-TERM LIABILITIES
Convertible debenture, net	239,674	127,160
Related party notes payable	1,874,541	809,072
Total Long-term Liabilities	2,114,215	936,232

TOTAL LIABILITIES	2,479,530	1,116,357

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 20,000,000 shares
authorized, 6,828,200 shares
issued and outstanding, respectively	683	71
Common stock, $0.001 par value; 6,000,000,000 shares
authorized, 22,569,452 and shares
issued and outstanding, respectively	22,570	1193
Additional paid-in capital	15,218,705	13,278,209
Accumulated deficit	(15,100,454)	(11,725,985)
Total Stockholders' Equity	141,504	1,553,488

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,621,034	$2,669,845

The accompanying notes are an integral part of these financial statements.

FEEL GOLF CO., INC
Statements of Operations

	For the Years Ended
	December 31,
	2011	2010
REVENUES, NET	$1,449,967	$391,594
COST OF SALES	1,425,674	267,394
GROSS PROFIT (LOSS)	24,293	124,200

OPERATING EXPENSES
Salaries	318,062	127,940
Impairment of inventory	475,832	270,386
Stock based compensation	1,087,200	4,044,492
Advertising	46,761	266,197
Professional fees	290,911	166,442
Depreciation	265,122	260,133
Other selling, general and administrative expenses	428,544	159,631

Total Operating Expenses	2,912,432	5,295,221

LOSS FROM OPERATIONS	(2,888,139)	(5,171,021)

OTHER INCOME AND (EXPENSE)

Gain on settlement of debt	-	197,814
Interest income	46	270
Interest expense	(447,267)	(311,732)
Interest expense - related party	(39,109)	(51,233)

Total Other Income and (Expense)	(486,330)	(164,881

NET LOSS BEFORE TAXES	(3,374,469)	(5,335,902)
PROVISION FOR INCOME TAXES	-	(800)

NET LOSS	$(3,374,469)	$(5,336,702)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.34)	$(8.58)

WEIGHTED AVERAGE NUMBER OF BASIC AND
DILUTED COMMON SHARES OUTSTANDING	10,021,933	622,218

The accompanying notes are an integral part of these financial statements.

FEEL GOLF CO., INC
Statements of Stockholders' Equity

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2009	-	$-	194,062	$194	$8,637,814	$(6,389,283)	$2,248,725

Commons stock issued for cash at an average of $0.01 per share	-	-	1,000	1	5,999	-	6,000
Stock issued to settle accounts payable$0.01per share	-	-	1,500	2	5,998	-	6,000
Common stock issued for services $0.01 per share			592,948	593	577,899		578,492
Common stock issued for conversion of debt$0.01 per share	-	-	403,233	403-	159,607	-	160,010
Preferred stock issued for services$0.00001 per share	708,200	71			3,540,929		3,541,000,
Value of beneficial conversion feature					349,963		349,963
Net loss for the year ended December 31, 2010	-	-	-	-	-	(5,336,702)	(5,336,702)
Balance, December 31, 2010	708,200	71	1,192,743	1,193	13,278,209	(11,725,985)	1,553,488

Common stock issued for services at $0.06 per share	-	-	594,661	595	60,805	-	61,400
Common stock issued in conversion of debt			20,782,048	20,782	513,481		534,263
Preferred stock issued for services	6,120,000	612-			1,076,210	-	1,076,822
	-	-				-

	-	-				-

			-	-		-
Value of beneficial conversion feature	-	-	-	-	290,000	-	290,000
Net loss for the year ended December 31, 2011	-	-	-	-	-	(3,374,469)	(3,374,469)
Balance, December 31, 2011	6,828,200	$683	22,569,452	$22,570	$15,218,705	$(15,100,454)	$141,504

The accompanying notes are an integral part of these financial statements.

FEEL GOLF CO., INC
Statements of Cash Flows

	For the Years Ended
	December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(3,374,469)		$(5,336,702)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Bad debt expense	86,874		1,859
Depreciation	265,122		260,132
Stock issued for services	1,138,222		4,119,492
Amortization of beneficial conversion feature	341,366		249,133
Gain on settlement of debt	-		(197,814)
Impairment of inventories	475,832		270,386
Changes in operating assets and liabilities:
Accounts receivable	(249,858)		(8,426)
Barter receivable	(17,636)		49,421
Inventory	1,074,212		151,800
Receivable from shareholder	-		9,343
Prepaid expenses	13,371		28,042
Accounts payable and accrued expenses	182,491		(5,739)
Other assets	3,582		370

Net Cash Used in Operating Activities	(60,891)		(408,703)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of customer list	(225,000)		-
Purchase of property and equipment	(8,877)		-

Net Cash Used in Investing Activities	(233,877)

CASH FLOWS FROM FINANCING ACTIVITIES

Net proceeds from sale of common stock	-		6,000
Bank overdraft	(10,534)		10,534
Repayment of related party payable	-		(187,613)
Proceeds from related party notes payable	284,277		184,934
Repayment of notes payable	(249,984)		-
Proceeds from notes payable	290,000		388,000

Net Cash Provided by Financing Activities	313,759		401,855

NET INCREASE (DECREASE) IN CASH	18,991		(6,848)
CASH AT BEGINNING OF PERIOD	-		6,848

CASH AT END OF PERIOD	$18,991		$-

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$17,217		$29,084
Income taxes	-		800

NON CASH FINANCING AND INVESTING ACTIVITIES
Acquisition of subsidiary for notes payable	$1,038,532	$
Stock issued in conversion of convertible notes	534,263		160,010
Common stock issued to settle accounts payable			6,000

The accompanying notes are an integral part of these financial statements.

FEEL GOLF CO., INC.
Notes to the Financial Statements
December 31, 2011 and 2010

NOTE 1 – NATURE OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
Feel Golf Co., Inc. (the "Company") was incorporated on February 14, 2000 under the laws of the State of California in the United States of America. The Company designs, manufactures and conducts international marketing and sales of its golf clubs and golf club grips.  The Company's products are based on proprietary patented technology that is used to produce golf clubs, accessories and golf grips which the Company believes have the best "feel" of any golf clubs and golf grips in the market.

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

Reclassification of Financial Statement Accounts
Certain amounts in the December 31, 2010 financial statements have been reclassified to conform to the presentation in the December 31, 2011 financial statements.

Cash and Cash Equivalents
For purposes of the balance sheets and cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at time of purchase to be cash equivalents.

Concentrations of Risk
The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $250,000 USD. At December 31, 2011, the Company’s bank deposits did not exceed the insured amount.

Concentrations of Credit Risk and Customers
The Company is diligent in attempting to ensure that it issues credit to credit-worthy customers. However, the Company's customer base is small and our accounts receivable balances are usually over 90 days outstanding, and that exposes the Company to significant credit risk. Therefore, a credit loss can be significant relative to the Company's overall profitability. However, through the year ended December 31, 2011, the Company had not suffered a significant credit loss and does not expect to incur such losses in the near future. However a major Pro Line Sports customer was allowed year end volume cash rebates of approximately $29,000 which was undisclosed and unexpected.  During 2012 the Company has $62,300 placed with outside collection agencies

Trade Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts represents the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable balance. The Company determines the allowance for doubtful accounts based upon historical write-off experience and current economic conditions. The adequacy of its allowance for doubtful accounts is reviewed on a regular basis. Receivable balances past due over 120 days, which exceed a specified dollar amount, are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts totaled $59,759as of December 31, 2011 and 10,000 as of December 31, 2010.

FEEL GOLF CO., INC.
Notes to the Financial Statements
December 31, 2011 and 2010

NOTE 1 – NATURE OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Barter Receivable
The Company is involved in several barter organizations that involve the sale of the Company’s products and the Company has access to goods and services of member organizations of the barter organizations.  The Company applies ADC 845, “Accounting for Non-Monetary Transactions”, the provisions of ASC 840, “Accounting for Barter Transactions Involving Barter Credits” and ASC 840 “Accounting for Advertising Barter Transactions.” Barter sales were $17,636 and $65,937, in 2011 and 2010 respectively.

As of December 31, 2011 and 2010, the Company had built up a receivable of goods and services through the barter organizations of $33,043and $15,407 respectively.

Inventory
Inventories acquired in connection with our Caldwell acquisition are valued at their fair market value based on an independent appraisal. Our remaining inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) cost method of accounting.  Inventories are adjusted for estimated obsolescence and have been written down to net realizable value based upon estimates of future demand and market conditions.

At the close of the year ended December 31, 2011, the Company tested its inventory for potential impairment.  Using a future cash flow model, the Company determined that its inventory’s carrying value exceeded its net realizable value.  Accordingly, the Company has impaired the value of its inventory by $475,832 and recorded the expense to cost of goods sold.

Property and Equipment
Property and equipment is located at the Company's headquarters in Sanford, FL and is recorded at cost less accumulated depreciation except for certain equipment acquired in connection with the Caldwell acquisition, which were valued at their fair market value based on an independent appraisal. Depreciation and amortization is calculated using the straight-line method over the expected useful life of the asset, after the asset is placed in service. The Company generally uses the following depreciable lives for its major classifications of property and equipment:

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

Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent from other groups of assets. The evaluation of long-lived assets requires the Company to use estimates of future cash flows. However, actual cash flows may differ from the estimated future cash flows used in these impairment tests. As of December 31, 2011, management does not believe any of the Company’s long lived assets were impaired.

FEEL GOLF CO., INC.
Notes to the Financial Statements
December 31, 2011 and 2010

NOTE 1 – NATURE OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Valuation of Long-Lived Assets (continued)
Below is a table identifying the intangible assets subject to amortization and estimated amortization over the next five years and after.

Original values of Intangible assets
Purchased patents, copyrights and IP	$871,620

Estimated future amortization (years)
To-date	$392,229
4
1	174,324
2	174,324
3	130,743
4	-
Thereafter	$-

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

The carrying amounts reported in the balance sheets for cash, accounts receivable, loans payable, and accounts payable and accrued expenses, approximate their fair market value based on the short-term maturity of these instruments. The following table presents assets and liabilities that are measured and recognized at fair value as of September 30, 2011, on a non-recurring basis:

Assets and liabilities measured at fair
value on a recurring and nonrecurring				Total
basis at December 31, 2011:				Carrying
Nonrecurring:	Level 1	Level 2	Level 3	Value
Convertible debenture	$-	$-	$(280,918)	$(280,918)
Related party notes payable	-	-	(1,874,541)	(1,874,541)
	$-	$-	$(2,155,459)	$(2,155,459)

A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following is a description of the valuation methodology used to measure fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

FEEL GOLF CO., INC.
Notes to the Financial Statements
December 31, 2011 and 2010

NOTE 1 – NATURE OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The following tables present the fair value of financial instruments as of December 31, 2011, by caption on the condensed balance sheet and by ASC 820 valuation hierarchy described above.

	Related Party	Convertible
Level 3 Reconciliation:	Notes Payable	Debentures
Level 3 assets and liabilities at December 31, 2010:	$(809,072)	$(127,160)
Purchases, sales, issuances and settlements (net)	(1,065,469)	(112,514)
Total level 3 assets and liabilities at December 31, 2011	$(1,874,541)	$(239,674)

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

Advertising Costs
The Company expenses the costs of advertising; as such advertising is normally in short-term publications. Total advertising costs for 2011 and 2010 were $46,761 and $266,197, respectively.

Contribution of Services
The Company's President and majority shareholder did receive compensation for his services during the year ended December 31, 2010. A total of $33,000 was determined by management to be a fair value of his services to the Company on an annual basis and has been recorded as a contribution of capital for the year ended December 31, 2010.

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

FEEL GOLF CO., INC.
Notes to the Financial Statements
December 31, 2011 and 2010

NOTE 1 – NATURE OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Basic and Diluted Net Loss per Share
Basic and diluted loss per common share is calculated using the weighted average number of common shares outstanding during the period. For the year ended December 31, 2011 and 2010, the Company did not have any dilutive instruments to be included the calculation of earnings per share.

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

FEEL GOLF CO., INC.
Notes to the Financial Statements
December 31, 2011 and 2010

NOTE 1 – NATURE OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

FEEL GOLF CO., INC.
Notes to the Financial Statements
December 31, 2011 and 2010

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  During the year ended December 31, 2011 the Company realized a net loss of $3,374,469 and has incurred an accumulated deficit of $15,100,454  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from investors and/or revenue sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – INVENTORY

As of December 31, the Company’s inventories comprised the following:

	2011	2010
Raw Materials	$198,600	$829,104
Finished Goods	70,105	678,357
Total Inventory	$268,705	$1,507,461

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	2011	2010
Furniture & Office Equipment	$370,924	$285,335
Plant Equipment & Production Tooling	609,383	606,704
Trade Show Booth	53,138	53,138
Leasehold Improvements		2,727
Total Property and Equipment	1,033,445	947,904
Less: Accumulated Depreciation	(640,294))	(510,059)
Net Property and Equipment	$393,151	$437,845

NOTE 5 – RELATED PARTY TRANSACTIONS

Over the course of the Company’s history loans for operating purposes have been made to the Company by the CEO of the Company. The related party notes payable total $825,969 and $809,072 at December 31, 2011 and 2010, respectively.  These notes carry interest at 7% and have balloon payments that are due in full on December 31, 2012.  One loan is unsecured and the other is a commercial loan under the Uniform Commercial Code and is secured by a blanket lien on the Company’s assets.  The secured loan totals approximately $698, 000 as of December 31, 2011.  For the year ended December 31, 2011 and 2010, the Company accrued $41,135 and $80,243 in interest expense on these loans, respectively.

NOTE 6 – CONVERTIBLE DEBENTURES

Beginning on February 11, 2011 through December 31, 2011 the Company has entered into multiple convertible debenture agreements with a third party.  These debentures carry interest at 8 to 15% per annum, are due in full starting on March 19, 2012, and are collateralized by 600,000 shares of the Company’s common stock held in escrow.  At the option of the holder, any outstanding principle and unpaid interest balance is convertible into shares of the Company’s common stock.  The conversion price is the highest of a) 50% of the average of the five lowest closing prices for the Company’s stock during the previous 15 trading days or b) $0.0001.

As of January 13, 2013, the Company is in default for nonpayment of one convertible debenture totaling $41,244 plus accrued interest of $5,324 At December 31, 2011, the principal portion of this note is classified on the balance sheet as current portion of notes payable.

FEEL GOLF CO., INC.
Notes to the Financial Statements
December 31, 2011 and 2010

NOTE 6 – CONVERTIBLE DEBENTURES (CONTINUED)

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms of these debentures and determined that a beneficial conversion feature (BCF) exists.  The Company calculated the value of the BCF using the intrinsic method based on the stock price on the day of commitment, the discount as agreed to in the debenture, and the number of convertible shares.  The combined value of the BCF for all debentures is $290,000.  The BCF has been recorded as a discount to the debenture payable and to Additional Paid-in Capital.

In accordance with ASC 470, the Company is amortizing the BCF over the life of the debentures.  As of December 31, 2011 the Company has recognized $341,366 in amortization which has been charged to interest expense resulting in a carrying value of the notes of $280,918 as of December 31, 2011.

On separate dates, the holder of these notes elected to convert a total of $534,263 of these debentures into shares of common stock.  Based on the conversion terms, the holders received 20,782,048 shares of the Company’s common stock resulting in an average conversion price of less than $0.01 per share.

NOTE 7 - STOCKHOLDERS’ EQUITY

On March 10, 2010 the Company authorized the creation of Series A Preferred Stock.  The Company was authorized to issue 10,000,000 shares of its Series A Preferred stock at a par value of $0.0001 per share.  The Series A Preferred Stock have the following rights and provisions:

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

On September 23 2011, the Company increased its authorized common to 6 billion shares and the Preferred Class A to 20 million.

On March 21, 2012, the Company authorized a 100:1 reverse split of its common stock.

On multiple dates in 2010 the Company issued 403,232 shares of common stock to convert a total of $160,010 of convertible debentures.

On December 28, 2010 the Company issued 70,000 to a consultant for services valued at $11,900 based on the market value of the stock on the day of the Board’s issuance.

On November 1, 2010 the Company issued 1,500 to a consultant for services valued at $1,125 based on the market value of the stock on the day of the Board’s issuance.

FEEL GOLF CO., INC.
Notes to the Financial Statements
December 31, 2011 and 2010

NOTE 7 - STOCKHOLDERS’ EQUITY (CONTINUED)

On October 7, 2010 the Company issued 16,000 to consultants for advertising services valued at $17,600 based on the market value of the stock on the day of issuance.

On September 13, 2010 the Company issued 10,000 shares of its common stock for services valued at $10,000 based on the market value of the stock on the day of issuance.

On August 25, 2010 the Company issued 1,750 shares of its common stock for services valued at $1,750 based on the market value of the stock on the day of issuance.

On August 9, 2010 the Company issued 1,339 shares of its common stock for services valued at $2,679 based on the market value of the stock on the day of issuance.

On August 4, 2010 the Company issued 34,500 shares of its common stock for services valued at $69,000 based on the market value of the stock on the day of issuance.

On March 22, 2010 the Company issued 1,500 shares of its common stock the settle accounts payable totaling $6,000.

On May 21, 2010 the Company issued 382,360 shares of its common stock for services rendered to the Company.  The services were valued based on the $0.01 fair market value of the common stock on the date of issuance.

On May 21, 2010 the Company issued 150,000 shares of its common stock as a prepayment for advertising services.  The contract was valued based on the $0.01 fair market value of the common stock on the date of issuance. On October 28, 2010 the Company signed a mutual release and settlement contract with a consultant who was issued shares for services in a prior year.  It was agreed that of the 150,000 shares originally issued, 75,000 was returned to the Company’s treasury and immediately cancelled.

On March 16, 2010 the Company issued 358 shares of its common stock for services valued at $3,588 based on the market value of the stock on the day of issuance.

On March 1, 2010 the Company issued 70 shares of its common stock for services valued at $1,740 based on the market value of the stock on the day of issuance.

On February 2, 2010 the Company sold 1,000 shares of its common stock to an investor for $6,000 cash.

On January 7, 2010 the Company issued 70 shares of its common stock for services valued at $1,750 based on the market value of the stock on the day of issuance.

2011 Issuances are below:

The Company issued 20,782,048 common shares in 2011 inclusive of its common shares above for 2011 note conversions

The Company issued 6,120,000 shares of preferred to directors and employees in lieu of compensation.

NOTE 8 – INCOME TAXES

The Company’s provision for income taxes was $-0- and $800 for the years ended December 31, 2011 and 2010 respectively. The Company incurred net operating losses which have a full valuation allowance through December 31, 2011 so the amount represents the minimum state franchise tax liability.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a full valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is calculated by multiplying a .39.5%% marginal tax rate for year ended December 31, 2011 by the cumulative Net Operating Loss (“NOL”) of $6,317,836, which expires in various years through 2030.

FEEL GOLF CO., INC.
Notes to the Financial Statements
December 31, 2011 and 2010

NOTE 8 – INCOME TAXES (CONTINUED)

The total valuation allowance is equal to the total deferred tax asset.  The valuation allowance increased by $633,466 for year ending December 31, 2011 from $2,333,304 to $2,966,770 for the year ended December 31, 2010.

The tax effects of significant items comprising the Company's net deferred taxes as of December 31, 2011and 2010 were as follows:

	2011	2010
Cumulative NOL	$2,694,636	$1,378,492

Deferred Tax assets:
(34% Federal, 5.5% FL)
Net operating loss carry forwards	6,337,575	5,042,174
Stock-based compensation	(2,999,282)	(2,569,838)
Deferred revenue		-
Beneficial conversion feature	(189,178)	(107,127)
Gain on extinguishment of debt	85,060	85,060
Impairment of inventories and fixed assets	(304,918)	(116,964)
Valuation allowance	(2,966,770)	(2,333,304)
	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39.5% to pretax income from continuing operations for the years ended December 31, 2010 and 2009 due to the following:

	2011		2010
Income tax benefit at U. S. federal statutory rates:		$(1,332,915)	$(2,294,782)
Stock for services		429,444	1,771,382
Deferred revenue		-	(24,833)
Beneficial conversion feature		82,051	107,127
Gain on extinguishment of debt		-	(85,060)
Impairment of inventories and fixed assets		187,953	116,266
Change in valuation allowance		633,466	409,900
	$		$-

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

The Company has filed income tax returns in the United States and California. All tax years prior to 2008 are closed by expiration of the statute of limitations.  The years ended December 31, 2011, 2010, 2009, and 2008 are open for examination.

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

FEEL GOLF CO., INC.
Notes to the Financial Statements
December 31, 2011 and 2010

NOTE 9 - COMMITMENTS & CONTINGENCIES

Operating Leases
On February 1, 2007, the Company entered into a thirty-six month lease agreement with an unrelated party for approximately 5,500 square feet of manufacturing and office space in Salinas, California.  The following table summarizes the Company’s lease payments under operating lease agreements for the three years subsequent to December 31, 2011.

Year Ended-
December 31, 2011
$37,200
Total	$37,200

On April 1, 2011, the Company re located the Company to Sanford, FL. The Company entered into a 2 year lease occupying the Seller’s 6,500 square feet building, owned by the seller.  Monthly lease payments are $3,750.

The Company subsequent to May 1, 2012 relocated and entered into a 1 year lease at $ 1890 per month. The lease has a 2 year auto renewal at no increase in its annual rent.

The Company recognizes lease expense on a straight-line basis over the life of the lease agreement. Contingent rent expense is recognized as it is incurred. Total rent expense in continuing operations from operating lease agreements was $47,650 and $37,200 for the years ended December 31, 2011 and 2010, respectively.

Factoring of accounts receivable

On May 5, 2011, the Company entered into a factoring arrangement with a third party  administrative and collateral agent (“The Receivables Exchange” or “TRE”), through whom the Company, from time to time, offers their billed accounts receivable for sale to third party buyers, subject to a repurchase obligation.  Per the agreement, the Company agrees and consents to the granting of a security interest in the traded receivables and collection proceeds in favor of the third party factor and the corresponding buyers of the Company’s traded receivables.  As of December 31, 2011, the total outstanding obligation to TRE totaled $48,214.

License agreement between Feel Golf and related parties

On February 14, 2011, the Company, coincident with the Pro Line acquisition, became the assigned successor in interest with respect to Pro Line’s interest in a licensing agreement between Pro Line, Inc, and Dinardo and Sons, Inc., the owner of certain patents related to the manufacturing, marketing, and selling of certain proprietary golf ball retrievers.

The agreement requires that commencing on February 15, 2011 and through December 31, 2011, Feel Golf shall pay royalties due 20 days after the end of the following reporting periods for the use of the patents, as follows:

Period	Amount

2/15/11 to 6/30/ 11	$8,438.00
7/1/11 to 9/30/11	5,625.00
10/1/11 to 12/31/11	5,625.00

Commencing January 1, 2012, Feel Golf is obligated to pay Dinardo royalties in quarterly amounts of $5,625 for each quarter that the agreement is in effect.

Coincident with the rescission agreement between Feel Golf and Pro Line dated April 25, 2012; this agreement was also terminated when Feel Golf relinquished its rights to all Pro Line, Inc. trademarks and patents.

As of January 15, 2013, Feel Golf’s outstanding amount in arrears due to Dinardo is $11,250.

Litigation
The Company may be involved from time to time in ordinary litigation that may or may not have a material effect on its operations or finances.

In November 2011, the Company filed a breach of contract and conversion of assets against Pro Line Sports and its President and the individual, Albert James Light of Pro Line Sports.

The Company is aware presently of litigation against the Company and the Company's officers and directors in their capacity for an alleged patent telescopic shaft infringement commenced by the seller of Pro Line Sports, aka Igotcha Holdings. This as such could have a material impact on the Company's operations or finances.

FEEL GOLF CO., INC.
Notes to the Financial Statements
December 31, 2011 and 2010

NOTE 10 – SUBSEQUENT EVENTS

On April 25, 2012-Pro Line Sports and Feel Golf agreed to rescind the Acquisition. As a result, Feel Golf agreed to relinquish its rights to all trademarks and patents associated with the Pro Line brand, sell back related inventory to the original seller, vacate the premises formerly occupied by Pro Line Sports without recourse, and abandon certain tangible fixed assets in the Company’s care, custody, and control which were associated with the original Pro Line acquisition. Pro Line Sports, as consideration, agreed to cancel Feel Golf’s related party note payable with prejudice. As of the April 25 settlement, both parties are now separate entities.

The Company is aware presently of litigation as of October 11, 2012 against the Company and the Company's officers and directors in their capacity for an alleged patent telescopic shaft infringement commenced by the seller of Pro Line Sports, aka Igotcha Holdings. This as such could have a material impact on the Company's operations or finances. Settlement talks are ongoing as of this filing date.

Between January 1 and February 15, 2011 the Company issued 515,027 common shares in exchange for $50,660 in convertible debt.

On January 18, 2011 the Company issued 50,000 common shares to Taconic Corporation for note holder's convertible note conversion in lieu of cash payment to the note holder

On January 20, 2011 the Company issued 8,000 shares of common stock   to Vince Trapasso for liaison services to Asher Enterprise, a note holder

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

v.
During the two most recent audit periods ending December 31, 2010 and 2009 and the interim periods through July 1, 2010 there have been no other reportable events with the Company as set forth in Item 304(a) (i) (v) of Regulation S-K.

	vi.	The Company requested that FHH furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter was filed as Exhibit 16.1 on Form 8-K.
2)	New Independent Accountants:
i.
The Company engaged W.T. Uniack and Associates, P.C. (“Uniack”) as its new independent auditors as of July 1, 2010.  Prior to such date, the Company, did not consult with Uniack & Co .regarding (i) the application of accounting principles, (ii) the type of audit opinion that might be rendered, or (iii) any other matter that was the subject of a disagreement between the Company and its former auditor as described in Item 304(a)(1)(iv) of Regulation S-K.

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

The Certifying Officers responsible for establishing and maintaining adequate internal control over financial reporting for the Company used the Internal Control over Financial Reporting Integrated Framework issued by Committee of Sponsoring Organizations’ (COSO) to conduct an extensive review of the Company's “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15-d-15(e)) as of the end of each of the periods covered by this report (the “Evaluation Date”).  Based upon that evaluation, the Certifying Officers concluded that, as of December 31, 2011, our disclosure controls and procedures were not effective in ensuring that the information we were required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms.

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

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Management used the Internal Control over Financial Reporting Integrated Framework issued by Committee of Sponsoring Organizations’ (COSO) to conduct an extensive review of the Company’s internal controls over financial reporting to make that evaluation.  As of December 31, 2011 the Company had a deficiency in internal controls that constituted a material weakness in internal controls. Due to this material weaknesses, management concluded that internal controls over financial reporting as of December 31, 2011 were not effective, based on COSO’s framework.

This deficiency is attributed to the fact that the Company does not have adequate resources to address complex accounting issues as well as an inadequate number of persons to whom it can segregate accounting tasks within the company so as to ensure the separation of duties between those persons who approve and issue payment from those persons who are responsible to record and reconcile such transactions within the Company’s accounting system.  This control deficiency will be monitored and attention will be given to the matter as the Company begins operations as an active business entity. Management has concluded that this control deficiency constituted a material weakness that continued throughout fiscal year 2011.  In order to mitigate this risk, the Company has contracted with consultants with expertise in US GAAP and SEC financial reporting standards to review and compile all financial information prior to filing that information with the SEC.  There were no significant changes in our internal control over financial reporting or in other factors that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

ITEM 9B – OTHER INFORMATION

NONE

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the names, ages, and positions of our executive officers and directors as of December 31, 2011.

NAME	AGE	POSITION
Lee Miller	71	Chief Executive Officer & Interim CFO
David Otterbach	53	Chief Operating Officer & Secretary
David Worrell	46	Director

No Certain Significant Employees

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

David Otterbach
Mr. Otterbach has been our Chief Operating Officer since March 2007 and is a member of the Board of Directors. His past business experience includes working in different industries and previously serving on the Board of Directors for several companies. At this time, Mr., Otterbach is not serving on the Board of Directors of any other companies except for us. Prior working for us, he co-founded and was the COO for 5 years of Sensory-View of America, a technology company based in Austin, TX, where he managed day-to-day operations of the business.  Previously, he founded a consulting firm serving general business where he implemented Client Company marketing, sales & business development strategies and managed day-to-day operating productivity.  From 1984 - 1996, Mr. Otterbach participated in both public and private equity markets as a Senior Vice President with Wall Street firms including Drexel Burnham Lambert & Lehman Brothers.  He graduated with a BS from Georgia Tech (’81) & received his MBA with Honors (’96) from Texas State University. Mr. Otterbach did not relocate to Sanford, FL, and continues to reside in Carmel, CA. With today’s electronic communication, this was not a hindrance to him fulfilling his duties. However, on September 25, 2012, Mr. Otterbach resigned his position as COO and as a member of the Board.

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

Mr. Worrell received his BA in International Business Administration from Ohio State University in 1990. He completed continuing professional education in “Venture Capital Finance” in 2003 and 2006, and continuing profession education in “Private Equity & Mezzanine Finance” in 2003, 2004 and 2005.  He is bilingual in English and Japanese (Level 2 Certification). On October 5, 2012, Mr. Worrell resigned his Board position.

Newly Elected Directors

On November 26, 2012, the Board elected Mr. Matthew Schissler as a Board member. On November 27, 2012, Mr. Schissler accepted the appointment and agreed to serve on our Board of Directors

Matthew L. Schissler

Matthew Schissler joins the board with over 10 years of Chairman, CEO and public company experience.  Currently, Mr. Schissler serves as Managing Member of Pyrenees Investments, LLC, and a private consulting firm helping small cap clients in a number of public company facets.  Mr. Schissler manages a roster off over a dozen small cap clients in a number of areas including the establishment of operations, sales, marketing, public company compliance, book and record keeping, and introductions to other public company resources such as legal, accounting and finance assistance.

Mr. Schissler previously founded and served as Chairman and CEO of Cord Blood America, Inc. publicly traded on the OTCBB (CBAI) and the parent company of CorCell. Matt was instrumental in raising more than $30M for the business, using a portion of these funds to complete five asset purchases and two stock purchases, as well as three minority investments.

Additionally in 2010 Matt helped to found and grow China Stem Cells, Inc, a critical stem cell storage facility in northeast China.  Matt currently serves as minority shareholder and an advisor to China Stem Cells. Also, in 2009 with a partner, Matt founded Frozen Food Gift Group publicly traded on the OTCBB as FROZ.  Frozen Food Gift Group is a specialty ice cream gifting company, shipping ice cream gifts all across the United States, where Mr. Schissler currently serves on their Board of Directors and holds approximately 36% of the company’s ownership.

For these accomplishments and many more, Mr. Schissler was recently recognized by earning a semi-finalist position for the Ernst and Young Entrepreneur of the Year award Los Angeles, for 2008.

Matt’s prior experience includes launching several companies that focused on the business to consumer market, including RainMakers International, a direct response advertising agency.

Matt holds a Bachelor of Arts degree in Biology and Public Policy from St. Mary’s College of Maryland.

David R. Wells joins the Board on December 6, 2012, when the Board elected Mr. David R. Wells as a Board member.  On December 6, 2012, Mr. Wells accepted the appointment and agreed to serve on our Board of Directors.

David R. Wells is the founder of StoryCorp Consulting. His company’s charter is to provide business and financial services to growing, small cap public companies.  StoryCorp Consulting provides services to a variety of clients.  David is also the President and CFO of Sionix Corporation (OTCBB: SINX), a water management and treatment company.

He has held several CFO and similar positions with both public and privately held companies. He was the Chief Financial Officer of Voyant International Corporation (OTCBB: VOYT), a publicly traded technology company.  In that position, he was responsible for strategy and financial operations. Prior to joining Voyant he served as VP Finance for PowerHouse Technologies Group, Inc. (now Migo Software, Inc.). He has served in numerous other companies as either a consultant or an employee - including, BroadStream, Inc., Hollywood Stock Exchange (HSX.com), and Cord Blood America, Inc. (OTCBB: CBAI).

David possesses nearly 30 years experience in finance, operations and administrative positions. While mainly focused on technology companies, he has also worked in water treatment, supply-chain management, manufacturing and the professional services industry.  He has been involved in several charitable organizations - including The Leukemia Foundation (Team in Training) and was recently on the Board of Directors of Associated Services for International Adoption (ASIA). David earned a BA in Finance and Entrepreneurship from Seattle Pacific University and holds an MBA from Pepperdine University.

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

Section 16(a) of the Securities and Exchange Act of 1934

Section 16 (a) of the Securities and Exchange Act of 1934 requires the Company’s officers and directors and persons who beneficially own more than 10% of the Company’s common stock (collectively, “Reporting Persons”) to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. We believe that all Reporting Persons complied with all applicable reporting requirements as of December 31, 2011.

Code of Ethics

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer.

ITEM 11 - EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer during the years ended December 31, 2011 and 2010 in all capacities for the accounts of our executive, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and		Salary	Bonus	Stock	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Totals
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Lee Miller	2011	83,000	-	40,600	-	-	-	-	123,600
(CEO)	2010	33,000	-	31,500	-	-	-	-	64,500
David Otterbach	2011	36,000	-	1,242		-	-	-	37,243
(COO)	2010	36,000	-	77,342	-	-	-	-	472,000

Option Grants Table
There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table through December 31, 2011.

Aggregated Option Exercises and Fiscal Year-End Option Value Table
There were no stock options exercised during period ending December 31, 2011 by the executive officer named in the Summary Compensation Table.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2011 by each person or entity known by us to be the beneficial owner of more than 5% of any class of our voting securities, each of our directors and named executive officers, and all of our directors and executive officers as a group. Beneficial ownership has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended. Generally, a person is deemed to be the beneficial owner of a security if he has the right to acquire voting or investment power within 60 days.

Percentage ownership in the following table is based on 22,569,452 shares of common stock outstanding at December 31, 2011.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class (1)

Common Stock	Lee Miller 510 Central Park Drive Sanford, FL 32771	127,977	(2)	<1%

Common Stock	David Otterbach 510 Central Park Drive Sanford, FL 32771	11,150		< 1%

Common Stock	David Worrell 510 Central Park Drive Sanford, FL 32717	52,500		<1%

Common Stock	All directors and executive officers as a group	191,977		<1%

(1)	Percentages based on 22,569,452 shares issued as of December 31, 2011.
(2)	Represents 127,977 shares held by the Miller Family Trust as of December 31, 2011, Lee Miller as Trustee.

Name of Series A Stockholder	Number of Shares of Common Stock Held	Number of Shares of Series A Preferred held	Number of Votes held by such Series A Stockholder(1)	Number of Votes	Percentage of the Voting Equity
Miller Family Trust	127,977	4,680,000	1,638,000,000	1,638,127,977	67.9%
David Otterbach	11,150	1,124,000	393,400,000	393,411,500	16.3%
David Worrell	52,500	1,014,000	354,900,000	354,952,500	14.7%
Greg Cottingham	-	10,000	3,500,000	3,500,000	<1%

(1)
Each share of Series A Convertible Preferred Stock (“Series A Preferred”) has the equivalent of three hundred fifty (350) votes of common stock. Currently, there are four holders of Series A Preferred Stock, namely Miller Family Trust (4,680,000 shares), David Otterbach (1,124,000 shares), David Worrell (1,014,000 shares) and Greg Cottingham (10,000 shares) - (together, the “Series A Stockholders”), collectively holding 6,828,000 shares of Series A Preferred, resulting in the Series A Stockholders holding in the aggregate a majority of the total voting power of all issued and outstanding voting shares of the Company.

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

Loan -3 On March 10, 2009, the Company entered into a short term note payable with a trust controlled by a shareholder for $20,000.  The short term note payable carries interest at 10% per annum and is due in full on December 31, 2009 and is in default.  The holder of the short term note payable also has an option to convert the outstanding balance on the note subsequent to June 30, 2009.  The conversion price will be calculated based on a 20% discount to the average of the previous 30 days’ closing price of the Company’s common stock.

Loan -2 On February 13, 2008, the Company entered into a promissory note for $30,000 with a trust controlled by a member of the Company’s Board of Directors.  The promissory note carries interest at 7% and was due in full on February 12, 2009.

Loan -1 On December 31, 2005, the Company entered into a promissory note for $185,198 with a member of the Company’s Board of Directors.  The promissory note carries interest at 7%, and was due in full on March 31, 2013.

On December 31, 2007, we entered into a promissory note with Miller Family Trust with a principal amount of $1,647,688 and an interest rate of 7% annum. The monthly repayment is due on or before the 15th of each month in the amount of $9,691.61. On January 2008, our debt to the Miller Family Trust in the amount of $1,000,000 was converted into shares of our common stock.  On September 30, 2008,  the principal and interest outstanding balances into a updated  note of $525,286  bearing simple interest of 7% per annum, specifying that the repayment schedule is a balloon loan due to be paid on or before December 31, 2012. The note is secured by a UCC filing. The Company shall have the election to repay in periodic payments, applied first to interest then principal.   Mr. Lee Miller, our CEO and Chairman of our Board of Directors, is the trustee of the Miller Family Trust and has investment control of its shares of our common stock.

On January 2, 2008, a trust controlled by the Company’s Chief Executive Officer agreed to convert $1,000,000 in debt the Company owed to the trust into 10,000 shares of the Company's common stock valued at $1,000,000.

On September 30, 2008, the Company entered into a promissory note for $525,826 with the Company’s Chief Executive Officer. The promissory note carries interest at 7% and is due in full on December 31, 2012. Interest expense for the years ending December 31, 2008 and 2007, was $98,650 and $68,387, respectively.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended December 31, 2011 and 2010, we were billed approximately $56,000 and $56,000 for professional services rendered for the audit and review of our financial statements.

Accounting Related Fees

The Company issued 20,000 shares of common stock for $20,000 worth of audit preparation related services incurred for the year ended December 31, 2010. Fiscal year 2011 preparation costs and related fees total $18,000.

Tax Fees

For the Company’s fiscal year ended December 31, 2011 and 2010, we were billed $700 and $1,700 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2011 and 2010.

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

●	approved by our audit committee; or
●
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

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Financial Statements

2. Financial Statement Schedules

3. Exhibits

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
23.1	Consent of Independent Audtor

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEEL GOLF CO., INC. (Registrant)

Date: January 15, 2013	By:	/s/ Lee Miller
Lee Miller Chief Executive Officer and Chief Financial Officer

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lee Miller
Lee Miller	Chief Executive Officer and Chief Financial Officer, Director	January 15, 2013

/s/ Matthew Schissler
Matthew Schissler	Director	January15, 2013

/s/ David R. Wells
David R. Wells	Director	January 15, 2013