Form 10-Q
period 2012-03-31
FEEL GOLF CO INC
filed 2013-01-22
CIK 1141673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

107 Commerce Way
Sanford, FL 32771
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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of March 31, 2012 we had 22,569,452 shares outstanding and as of January 22, 2013 we had 106,780,562 of common shares outstanding. (See footnotes for subsequent event)

FEEL GOLF COMPANY, INC.

PART I — FINANCIAL INFORMATION

FEEL GOLF CO., INC.
Balance Sheets

ASSETS
	(Unaudited)	(Audited)
	March 31,	December 31,
	2012	2011
CURRENT ASSETS

Cash	$6,643	$18,991
Accounts receivable, net	68,309	194,829
Barter receivable	23,672	33,043
Receivable from shareholder	329	-
Inventory ( net of obsolescence reserve)	250,130	268,705
Prepaid expenses	-	6,619
Other current assets	2,307	-

Total Current Assets	351,390	522,187

PROPERTY, PLANT and EQUIPMENT, net	370,167	393,151

OTHER ASSETS
Intellectual property, net	435,810	479,391
Goodwill	1,226,305	1,226,305

TOTAL ASSETS	$2,383,672	$2,621,034

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$153,107	$256,453
Accrued interest	83,773	67,618

Total Current Liabilities	236,880	324,071

LONG-TERM LIABILITIES

Convertible notes payable, net	311,041	280,918
Related party notes payable	1,890,071	1,874,541

Total Long-term Liabilities	2,201,112	2,155,459

TOTAL LIABILITIES	2,437,992	2,479,530

STOCKHOLDERS' EQUITY

Preferred stock, $0.0001 par value; 20,000,000 shares
authorized, 6,828,200 and 6,828,200 shares
issued and outstanding, respectively	683	683
Common stock, $0.001 par value; shares and
6,000,000,000 authorized, 22,569,452 and 3,046,486 shares
issued and outstanding, respectively	22,570	22,570
Additional paid-in capital	15,218,705	15,218,705
Accumulated deficit	(15,296,278)	(15,100,454)

Total Stockholders' Equity (deficit)	(54,320)	141,504

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,383,672	$2,621,034

The accompanying notes are an integral part of these financial statements.

FEEL GOLF CO., INC.
Statements of Operations
(Unaudited)

	For the Quarters Ended
	March 31,
	2012	2011
REVENUES, NET	$193,596	$235,131
COST OF SALES	89,032	72,754

GROSS PROFIT	104,564	162,377

OPERATING EXPENSES
Salaries and wages	48,642	40,280
Stock based compensation	-	180,300
Advertising	8,278	14,595
Professional fees	50,774	32,259
Impairment of inventory	12,773	-
Depreciation	66,565	63,494
Other selling, general and administrative expenses	52,110	76,990

Total Operating Expenses	239,142	407,918

LOSS FROM OPERATIONS	(134,578)	(245,541)

OTHER INCOME AND (EXPENSE)

Gain on settlement of debt	-	-
Interest income	-	46
Interest expense	(48,154)	(155,291)
Related party interest expense	(13,167)	(19,263)
Other income (expense)	1,000	-

Total Other Income and (Expense)	(60,321)	(174,508)

NET LOSS BEFORE TAXES	(194,899)	(420,049)
PROVISION FOR INCOME TAXES	(925)	-

NET LOSS	$(195,824)	$(420,049)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.01)	$(0.20)

WEIGHTED AVERAGE NUMBER OF BASIC AND
DILUTED COMMON SHARES OUTSTANDING	22,569,452	2,081,795

The accompanying notes are an integral part of these financial statements.

FEEL GOLF CO., INC.
Statements of Stockholders' Equity (Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2010	708,200	71	1,192,743	1,193	13,278,209	(11,725,985)	1,553,488

Common stock issued for services at an	-	-	594,661	595	60,805	-	61,400

Common stock issued in conversion of debt	-	-	20,782,048	20,782	513,481	-	534,263

Preferred stock issued for services	6,120,000	612	-	-	1,076,210	-	1,076,822

Value of beneficial conversion feature	-	-	-	-	290,000	-	290,000

Net loss for the year ended December 31, 2011	-	-	-	-	-	(3,374,469)	(3,374,469)

Balance, December 31, 2011	6,828,200	$683	22,569,452	$22,570	$15,218,705	$(15,100,454)	$141,504

Common stock issued for services at an	-	-	-	-	-	-	-
				-
Common stock issued in conversion of debt	-	-	-	-	-	-	-

Preferred stock issued for services	-	-	-	-	-	-	-

Value of beneficial conversion feature	-	-	-	-	-	-	-

Net loss for the quarter ended March 31, 2012	-	-	-	-	-	(195,824)	(195,824)

Balance, March 31, 2012	6,828,200	$683	22,569,452	$22,570	$15,218,705	$(15,296,278)	$(54,320)

The accompanying notes are an integral part of these financial statements.

FEEL GOLF CO., INC.
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(195,824)	$(420,049)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Bad debt expense	-	-
Depreciation and amortization	66,565	63,494
Stock issued for services	-	196,000
Amortization of beneficial conversion feature	31,122	133,614
Impairment of inventory	12,773	-
Gain on settlement of debt	-	-
Changes in operating assets and liabilities:
Accounts receivable	126,518	(149,261)
Barter receivable	9,371	36
Inventory	5,802	53,824
Receivable from shareholder	(329)	-
Prepaid expenses	6,619	4,838
Accounts payable and accrued expenses	(87,189)	(34,567)
Other assets	(2,307)	3,400

Net Cash Used in Operating Activities	(26,879)	(148,671)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of customer list	-	(225,000)
Purchase of property and equipment	-	-

Net Cash Used in Investing Activities	-	(225,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Net proceeds from sale of common stock	-	-
Bank overdraft repaid	-	(10,534)
Repayment of related party payable	(5,604)	(4,206)
Proceeds from related party notes payable	21,134	130,954
Repayment of notes payable	(999)	-
Proceeds from notes payable	-	290,000

Net Cash Provided by Financing Activities	14,531	406,214

NET INCREASE (DECREASE) IN CASH	(12,348)	32,543
CASH AT BEGINNING OF PERIOD	18,991	-

CASH AT END OF PERIOD	$6,643	$32,543

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$3,668	$955
Income taxes	925	-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Stock issued in conversion of convertible notes	$-	$169,258
Common stock issued to settle accounts payable	-	-
Acquisition of subsidiary for notes payable	-	1,038,532

The accompanying notes are an integral part of these financial statements.

Feel Golf Company, Inc.
Quarter ended March 31, 2012
Notes to Financial Statements
(Unaudited)

NOTE 1 - PRESENTATION

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2011 audited financial statements.  The results of operations for the period ended March 31, 2012 is not necessarily indicative of the operating results for the full year.

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

Reclassification of Financial Statement Accounts

Certain amounts in the March 31, 2011 financial statements have been reclassified to conform to the presentation in the March 31, 2012 financial statements.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  During the three months ended March 31, 2012 the Company realized a net loss of $195,824 and has incurred an accumulated deficit of $15,296,278.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from investors sufficient to meet its minimal operating expenses by seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3– ACQUISITION

On December 4, 2010 the Company entered into an asset purchase agreement with Pro Line Sports, Inc. (“Seller”) to purchase one hundred percent (100%) of the right, title and interest in the Seller’s tangible and intangible assets for $225,000 cash due immediately and $1,038,532 to be paid over four years in cash or shares of common stock at the option of the Company.  On February 11, 2011, $225,000 funding for the down payment was received and the sale was finalized.  The $1,038,532 note has been recorded as a related party note payable (see Note 4).

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Over the course of the Company’s history loans for operating purposes have been made to the Company by the CEO of the Company. The related party notes payable total $1,890,071at March 31, 2012 and $1,874,541 at December 31, 2011, respectively. These notes carry interest rates of 7% to 15% and have balloon payments that are due in full on December 31, 2012. One loan is considered a commercial loan under the Uniform Commercial Code and is secured by a blanket lien on the Company’s assets.  The secured loan totals approximately $640,000 as of March 31, 2012.  The other loans are unsecured.  For the three months ended March 31, 2012, the Company accrued $13,167 in interest expense on these loans.

On February 11, 2011 the Company finalized the purchase of Pro Line Sports, Inc.   In conjunction with that purchase, the Company entered into an agreement with the former owner to pay a total of $1,038,532 over a four year period.  The amount is payable in cash or shares of common stock at the option of the Company.   As of March 31, 2012 the loan balance totals $1.048, 572.

NOTE 5 – CONVERTIBLE DEBENTURES

Beginning on March 19, 2010 through December 31, 2011 the Company has entered into multiple convertible debenture agreements with third parties.  These debentures carry interest at 8 to 15% per annum, are due in full starting on March 19, 2012, and are collateralized by 600,000 shares of the Company’s common stock held in escrow.  At the option of the holder, any outstanding principal and unpaid interest balance is convertible into shares of the Company’s common stock.  The conversion price is the higher of a) 50% of the average of the three to five lowest closing prices for the Company’s stock during the previous 10 to 15 trading days or b) $0.0001.

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms of these debentures and determined that a beneficial conversion feature (BCF) exists.  The Company calculated the value of the BCF using the intrinsic method based on the stock price on the day of commitment, the discount as agreed to in the debenture, and the number of convertible shares.  The combined value of the BCF for the debentures entered into during the three months ended December 31, 2011 is $290,000.  The BCF has been recorded as a discount to the debenture payable and to Additional Paid-in Capital. There were no convertible debentures issued during the three months ended March 31, 2012

During the three months ended March 31, 2012 the Company recognized $31,122 in amortization of current and precious BCF.  This amount has been recorded as interest expense in accordance with ASC 470.

NOTE 6 - STOCKHOLDERS’ EQUITY

Preferred Stock

On March 10, 2010 the Company authorized the creation of Series A Preferred Stock.  The Company is authorized to issue 10,000,000 shares of its Series a Preferred stock at a par value of $0.0001 per share.  The Series a Preferred Stock have the following rights and provisions:

On September 9, 2011, the Company authorized an increase in its Series A Preferred Stock from 10,000,000 to 20,000,000 shares.

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

On September 9, 2011, the Company authorized an increase of its common shares from 2,000,000,000 to 6,000,000,000 shares.

On March 7, 2012 the Company authorized a 100:1 reverse split of its common stock. Financial numbers herein reflect this split. As a result of the reverse split a new CUSIP number 314294208 for common was issued.

During the three months ended March 31, 2011, the Company issued 124,660 share of its common stock to consultants, employees and officers of the Company for services valued at $28,000.  The value of the stock was calculated based on the market value of the stock on the days of issuance. Expenses were recorded for legal fees, advertising, consulting services, and stock based compensation to employees and directors.

The company also issued 1,729,082 shares of its common stock for conversion of debt valued at $168,258 during the same three month period.  Principle converted totaled $163,158 and accrued interest converted totaled $6,100.

During the year ended December 31, 2010, the Company sold 1,000 shares of its common stock to an investor for $6,000 cash. The Company also issued 1500 shares of its common stock to settle accounts payable totaling $6,000.

During this twelve month period, the Company issued 403,232 shares of common stock to convert a total of $160,010 of outstanding principle balance of the Company’s convertible debentures.  The Company also issued 592,948 share of its common stock to consultants, employees and directors for services valued at $578,492.  The value of the stock was calculated based on the market value of the stock on the days of issuance.  Expenses were recorded for legal fees, advertising, consulting services, and stock based compensation to employees and directors.

NOTE 7 – SUBSEQUENT EVENTS

A)
On April 25, 2012, the parties agreed through mediated settlement to rescind the acquisition. As a result, Feel Golf agreed to relinquish its rights to all trademarks and patents associated with the Pro Line brand, sell back related inventory to the Seller, vacate the premises formerly occupied by Pro Line Sports without recourse, and abandon certain tangible fixed assets in the Company’s possession associated with the Pro Line acquisition. Pro Line Sports, as consideration, agreed to cancel Feel Golf’s note payable with prejudice. The goodwill of $ 1,226,305 and certain non- essential fixed asset values associated and booked with the asset acquisition has been removed from Feel Golf’s books. As of the April 25 settlement, both parties are now separate entities.

B)	COO and Company Secretary David Otterbach resigned from both of his corporate capacities on September 21, 2012.

C)	September 23, 2012, Pro Line Sports (Igotcha, LLC) filed a law suit against Feel Golf alleging patent infringement of their shaft patent
D)	Board member David Worrell resigned as of October 5, 2012
E)	On October 11, 2012 Pro Line Sports (Igotcha, LLC) law suit is amended to include officers and directors as conspirators to infringe.
F)	Newly elected Board members are Matthew Schissler as of November 23, 2012 and David R Wells as of December 6, 2012.
G)
 On November 26, 2012, the Company issued 83,333,333 shares of common stock to Red Bowl Trust for the benefit of Matthew Schissler, Trustee as consideration for his annual consulting to the Company and board of director duties.

H)	On November 26, 2012 Feel Golf entered into a $25,000 convertible note with Arnold S. Goldin, Inc. (Form 8-K filed November 26,2012)
I)	On December 18, 2012 Feel Golf engaged an outside web marketing firm to manage our web site.
J)
On January16, 2013 an amendment was made to the convertible note(s) held by Long Sides Ventures and Arnold S. Goldin, Inc. This amendment changed their convertible contract conversion terms in section 2.1 to read conversion price per share shall be .0001. (Form 8-K filed January 21, 2013)

On April 25, 2012-Pro Line Sports and Feel Golf agreed to rescind the February 14, 2011 acquisition. As a result, Feel Golf agreed to relinquish its rights to all trademarks and patents associated with the Pro Line brand, and sell back certain patented inventory to the seller. Feel Golf will vacate the rented premises formerly occupied by Pro Line Sports, and abandon certain tangible fixed assets in the Company’s possession. Pro Line Sports as consideration, agreed to cancel Feel Golf’s note payable. The two Companies are now separate entities.

September 23, 2012, Pro Line Sports (Igotcha LLC) files a law suit in Federal court against Feel Golf alleging patent infringement of their telescopic shaft patent. Feel Golf’s patent counsel has opined our patent pending telescoping shaft does not infringe. We believe this cause of action has no merit and we will vigorously defend our position.

On October 11, 2012 Pro Line Sports amends their law suit alleging and to include officers and directors as alleged conspirators to their infringement allegation. Settlement negotiations continue as the date of this filing.

In accordance with ASC 855, Company management reviewed all material events through the date these financial statements were issued, and has determined that there are no additional material subsequent events to report.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Statements contained in this Item 2. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and elsewhere in this report that are not historical or current facts may constitute “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements relate to future events or future predictions, including events or predictions relating to our future financial performance, and are generally identifiable by use of the words "may," "will," “forecast,” "should," "expect," "plan," "anticipate," "believe," "feel," "confident," "estimate," "intend," "predict," "potential" or "continue" or the negative of such terms or other variations on these words or comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause the Company's or its industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  Important factors to consider and evaluate that could cause actual results to differ materially from those predicted in any such forward-looking statements include: (i) the general economic recession and changes in the external competitive market factors which might impact the Company's results of operations; (ii) unanticipated working capital or other cash requirements including those created by the failure of the Company to adequately anticipate the costs associated with clinical trials, manufacturing and other critical activities; (iii) changes in the Company's business strategy or an inability to execute its strategy due to unanticipated changes in the therapeutic drug industry; (iv) the inability or failure of the Company's management to devote sufficient time and energy to the Company's business; and (v) the failure of the Company to complete any or all of the transactions described herein on the terms currently contemplated.  In light of these risks and uncertainties, many of which are described in greater detail in the Risk Factors discussion contained in our registration statement filed with the Securities and Exchange Commission (“SEC”), there can be no assurance that the forward-looking statements contained in this prospectus will in fact transpire.

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

Company Overview

Our financial statements for the three months ended March 31, 2012 and 2011 reflect net operating losses of $195,824and $420,049, respectively.  This is based on gross revenues of $193,596 and $235,131 for the three months ended March 31, 2012 and 2011, respectively.

Plan of Operation

While our former business focused only on golf clubs and golf grip, our primary business plan going forward was to focus on golf grips, wedges and the new addition of Pro Line product lines. The major addition of Pro Lines ball retrievers, divot tools was intended to be our primary revenue drivers and to grow our market.

Due to continuing differences between the Seller and Feel Golf the parties in November 2011 entered into litigation seeking resolution to their differences.  (Litigation is noted in filed 8K’s)

On April 25, 2012 the parties agreed through mediated settlement to rescind the February 11, 2011 acquisition. Both parties are now separate entities.

As part of the mediated settlement, Feel Golf, who occupied the Seller's building, was released without recourse from the 2 year property lease.

The Company, following the April 25, 2012 mediated settlement, added its own patent pending ball retriever product line. This new line is utilizing our patent pending head and telescopic shaft, and initial sales have begun. In mid 2012 we developed a patent pending Carbon Fiber telescoping ball retriever and with capital we intend to aggressively market, since the ball retriever market consists of many companies selling on price alone. Our Carbon Fiber is expected to retail and sell at a higher MSRP due to its state-of-the-art uniqueness.

To offset the continuing depressed economy, we intend to focus on golf and non-golf acquisitions to grow our company in a steady and controlled growth pattern

●	Sales Crossover

●	Cash Flow

●	Sales Channels

●	Profitability

●	Management

●	Awareness

As noted previously, we currently do not have the necessary capital to implement our full marketing campaign and if successful in raising sufficient capital for marketing, there can be no assurance that this capital and/or increased marketing efforts will increase revenues.   There can also be no assurance we will be successful in raising sufficient marketing capital to implement this campaign. Assuming we are able to raise sufficient capital in support of our growth strategy, we plan to further develop and expand our 5 distinct sales channels:

●	Direct to Consumer: We plan to use direct response marketing in advertisement and infomercials, running primarily on Radio and TV, websites and national print media.

●	Wholesale Distribution: We plan to increase our sales from existing sales reps calling on U.S. major golf retailers.

●
Internet Sales: We recently added an affiliate program intended to increase our e-comm awareness, SEO ranking and therefore we anticipate an increase in web sales. We, on December 12, 2012, engaged an outside firm to manage and market our web site for increasing web sales.

●	International: Asia is a prominent international market where golf as a sport is rapidly growing and we intend to add additional Asian distributors.

●	Call Center and Inside Sales: We have assembled a small in house telemarketing sales force to sell direct to our consumers and handle both inbound and outbound customer communications and sales.
●	We intend a campaign to drive sales of our new Carbon Fiber retrievers, the 73 degree wedge and our new Pro Release grips.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2012 and 2011

The following table sets forth our results of the operations for the three months ended on March31, 2012 and 2011.

	(Unaudited)	(Unaudited)		Percentage
	March 31,	March 31,	Increase/	Increase/
	2012	2011	(Decrease)	(Decrease)
Revenues	$193,596	$235,131	$(41,535)	(17.66)%
Cost of Sales	89,032	72,754	16,278	22.37%
Gross Profit	104,564	162,377	(57,813)	(35.60)%
Operating Expenses	(239,142)	(407,918)	(168,776)	(41.37)%
Other Income (Expenses)	(60,321)	(174,508)	(114,187)	(65.43)%
Income Taxes	(925)	-	925	-
Net Loss	$(195,824)	$(420,049)	$(224,225)	(53.38)%

Basic and Diluted Loss Per Common Shares	$(0.01)	$(0.20)	19	(95.70)%

Weighted Average Basic and Diluted Common Shares Outstanding	22,569,452	2,081,795

Revenues

For the three months, ended March 31, 2012, revenues decreased $41,535 or 17.65% from the three months ended March 31, 2011.  The decrease in sales is due to issues related to the fallout from the Pro Line Sports dispute.  However, the acquisition, even though later rescinded, has allowed us to expand into the golf accessory niche market by expanding our product line and related sales channels.  We expected our reliance on outside capital to decrease following the acquisition; however, since the rescission we will continue to require capital in the short term.

Cost of Sales

For the three months ended March 31, 2012, our costs of sales increased $16,278 or 22.37 % from the same period in 2011.  This increase in cost of sales ending in March 31, 2012 is a result of the increased sales at lower sales prices realized after the acquisition of Pro Line Sports.

We expect that our cost of sales will increase in actual dollars, but not as a percentage of sales, as the golf and our non golf accessory business continues to grow.

Gross Profit

For the three months ended March 31, 2012, overall gross margin decreased $57,813 or 35.60% as compared to the same three month period in 2011.   The decrease in gross profit is due to reduced sales during the pending litigation.

Operating Expenses

For the three months ended March 31, 2012, our operating expenses decreased by $168,776, or 41.37%.   This decrease is primarily attributable to a decrease in stock based compensation. and overhead.   The Company did not  issue stock for services totaling $ -0-  during the three months ended March 31, 2012 compared to $180,000  during the same three months in 2011.

Other Expenses

For the three months ended March 31, 2012, our other expenses decreased by $ $114,187r 65.43% over the same three month period in 2011. The decrease is due to decreases in interest expense on debts due to the amortization of beneficial conversion features related to convertible notes issued in late 2011 and the first quarter of 2011 (see footnote 4).

Net Loss

For the three months ended March 31, 2012, our net loss was $195,824, a decrease of $224,225 or 53.38% over the three months ended March 31, 2010.  Non-cash stock based compensation required by ASC 805 totaled $ -0-.  Other non-cash expenses incurred during the three months ended March 31, 2012 totaled $110,460. Absent these expenses, our net loss for the three months ended March 31, 2012 would have been $85,364.  Non-cash expenses in the 2011 period totaled $197,108 and absent these expenses our net would have been $26,941.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $6,643 as of March 31, 2012 compared to cash of $18,991- as of December 31, 2011. Net cash used in operating activities for the three months ended and 2012 and 2011was $26,879 and $148,671, respectively.  This decrease in cash used in operating activities as compared to the comparable period of the prior year is primarily the result of decrease in the net loss and increased collection of accounts receivable, offset partially by an increase in the payment of accounts payable and decrease in amortization of the Beneficial Conversion Feature.  As our cash flow from operations improves, we plan to use capital to drive sales growth.

Cash flows used in investing activities totaled $-0- and $225,000 for the three months ended March 31, 2012 and 2011, respectively.  The $225,000 was used as down payment for the purchase Pro Line Sports in February 2011.

Cash flows provided by financing activities totaled $14,531during the three months ended March 31, 2012 compared to $406,214 in 2011.  During 2011 we received proceeds from related party notes of $130,954 and made repayments to loans made by related parties of $4,206.  We also received $290,000 in proceeds from third party notes payable.

At the present level of business activity, our ongoing monthly gross operating cash disbursements are expected to average approximately $40,000. As of March 31, 2012 we have net working capital of $114,510.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Disclosure controls and procedures (as defined in Rules  13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  Disclosure and control procedures are also designed to ensure that such information is accumulated and communicated to management, including the chief executive officer and principal accounting officer, to allow timely decisions regarding required disclosures. As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of March31, 2012, our disclosure controls and procedures were not effective due to a lack of adequate segregation of duties and the absence of an audit committee.

Changes in Internal Control over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the first quarter of fiscal 2012. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the first quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

We are involved in litigation with Igotcha holdings (Pro Line Sports) which filed a lawsuit on September 23, 2012 and later amended on October 11, 2012. This amended suit includes our board members as conspiring parties over the lawsuit allegation that our new patent pending design of a telescoping shaft used for ball retrievers is a direct infringement upon their patent. Our counsel has opined it does not. Settlement negotiations as of this filing date are being conducted by our counsel of Archer Bay in Tampa, FL and are ongoing. We believe this cause of action has no merit and we will vigorously defend our position.

This lawsuit follows the prior lawsuit settled in April 25, 2012 and as reported in our Form 8-K filed on May 4, 2012 and in summary as below.

Due to continuing differences between the seller and Feel Golf, the parties in November 2011 entered into litigation seeking resolution to their mutually filed breach of contract differences.  (Litigation is noted in our earlier filed Form 8-K.)

On April 25, 2012 the parties agreed through mediated settlement to rescind the acquisition. As a result, Feel Golf agreed to relinquish its rights to all trademarks and patents associated with the Pro Line brand, sell back related inventory to the original seller, vacate the premises formerly occupied by Pro Line Sports without recourse, and abandon certain tangible fixed assets in the Company’s care, custody, and control which were associated with the original Pro Line acquisition.  Pro Line Sports, as consideration, agreed to cancel Feel Golf’s note payable with prejudice. As of the April 25, 2012 settlement, both parties are now separate entities.

ITEM 1A - RISK FACTORS

Not required for smaller reporting companies.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

NONE.

ITEM 4 – MINE SAFETY DISCLOSURES

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

FEEL GOLF COMPANY, INC. (Registrant)

Date: January 22, 2013	By:	/s/ Lee Miller
Lee Miller Chief Executive Officer and Chief Financial Officer