Form 10-Q
period 2012-06-30
FEEL GOLF CO INC
filed 2013-01-24
CIK 1141673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

107 Commerce Way
Sanford, FL 32771
(Former name, former address, and former fiscal year, if changed)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes    ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock; at the end of June 30, 2012, we had 22,569,452 common shares outstanding and as of the latest practicable date of January 22, 2012,  106,780,562 of common shares are outstanding.
 (Please see footnotes for subsequent events.)

FEEL GOLF COMPANY, INC.

PART I — FINANCIAL INFORMATION

FEEL GOLF CO., INC.
Balance Sheets
	Unaudited	(Audited)
ASSETS
	June 30,	December 31,
	2012	2011
CURRENT ASSETS
Cash	$16,354	$18,991
Accounts receivable, net	15,968	194,829
Barter receivable	19,810	33,043
Receivable from shareholder	329	-0-
Inventory, (net of obsolescence reserve)	68,497	268,705
Prepaid expenses	10,687	6,619
Other current assets	3,226	-0-
Total Current Assets	134,871	522,187

PROPERTY, PLANT and EQUIPMENT, net	344,421	393,151

OTHER ASSETS
Intellectual property, net	392,228	479,391
Goodwill	-0-	1,226,305
TOTAL ASSETS	$871,520	2,621,034

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$143,351	$256,453
	-
Accrued interest	97,595	67,618
Total Current Liabilities	240,946	324,071

LONG-TERM LIABILITIES
Convertible notes payable, net	329,382	280,918
Related party notes payable	843,223	1,874,541
Total Long-term Liabilities	1,172,605	2,155,459
TOTAL LIABILITIES	1,413,551	2,479,530

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, 6,828,200
and 828,200 shares issued and outstanding, respectively	683	683
Common stock, $0.0001 par value; 6,000,000,000 shares authorized,
and 789,092,708 shares issued and outstanding, respectively	22,570	22,570
Additional paid-in capital	15,218,705	15,218,705
Accumulated deficit	(15,783,989)	(15,100,454)
Total Stockholders' Equity	(542,031)	141,504
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$871,520	$2,621,034

The accompanying notes are an integral part of these financial statements.

FEEL GOLF CO., INC.
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
REVENUES, NET	$169,213	$411,061	$362,809	$646,192
COST OF SALES	194,926	141,169	283,958	213,923
GROSS PROFIT/LOSS	(25,713)	269,892	78,851	432,269
OPERATING EXPENSES
Salaries and wages	49,816	118,504	98,458	158,784
Stock based compensation	-	5,500	-0-	185,800
Advertising	7,075	8,396	15,353	22,991
Professional fees	19,489	139,130	70,263	171,389
Impairment of inventory	27,225	475,832	39,998	475,832-
Impairment of Intangible asset	186,741	-	186,741	-
Depreciation	65,982	68,688	132,547	132,182
Other selling, general and administrative expenses	56,485	95,358	108,595	172,348
Total Operating Expenses	412,813	911,408	651,955	1,319,326
LOSS FROM OPERATIONS	(438,526)	(641,516)	(573,104)	(887,057)
OTHER INCOME AND (EXPENSE)
Interest income	-	-	-	46
Interest expense	(44,183)	(97,548)	(78,026)	(272,102)
Interest expense - related party	(13,167)	(19,263)	(27,478)	(19,263)
Loss on retirement of fixed assets	(6,196)		(6,196)	-
Other income (expense)	1,681		2,681
Total Other Income and (Expense)	(61,865)	(116,811)	(109,019)	(291,319)

NET LOSS BEFORE TAXES	(500,391)	(758,327)	(682,123)	(1,178,376)
PROVISION FOR INCOME TAXES	(487)	-	(1,412)	-
NET LOSS	$(500,878)	$(758,327)	$(683,535)	$(1,178,376)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.02)	$(0.15)	$(0.03)	$(0.33)
WEIGHTED AVERAGE NUMBER OF BASIC AND
DILUTED COMMON SHARES OUTSTANDING	22,569,452	4,944,613	22,569,452	3,521,113

The accompanying notes are an integral part of these financial statements.

FEEL GOLF CO., INC.
Statements of Stockholders' Equity (deficit)

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2010	708,200	$71	1,192,743	$1,193	$13,278,209	$(11,725,985)	$1,533,488
Common stock issued for cash at $0.06 per share	-	-	-	-	-	-	-
Common stock issued to settle accounts payable at $0.04 per share	-	-	-	-	-	-	-
Common stock issued for services at an average of $0.01 per share	-	-	594,661	595	60,805	-	61,400
Common stock issued in conversion of debt at an average of $0.01 per share	-	-	20,782,048	20,782	513,481	-	534,263
Preferred stock issued for services at an average of per share	6,120,000	612	-	-	1,076,210	-	1,076,822
Value of beneficial conversion feature	-	-	-	-	290,000	-	290,000
Net loss for the year ended December 31, 2011	-	-	-	-	-	(3,374,469)	(3,374,469)
Balance, December 31, 2011	6,828,200	683	22,569,452	22,570	15,218,705	(15,100,454)	141,504

Common stock issued for services at an average of $0.002 per share (unaudited)	-	-				-
Common stock issued in conversion of debt at an average of $0.001 per share (unaudited)	-	-				-
Preferred stock issued for services at an average of $per share (unaudited)			-	-		-
Value of beneficial conversion feature (unaudited)	-	-	-	-		-
Net loss for the six months ended June 30, 2011 (unaudited)	-	-	-	-	-	(683,535)	(683,535)
Balance, June 30, 2012 (unaudited)	6,828,200	$683	22,569,452	$22,570	$15,218,705	$(15,783,989	$(542,031)

The accompanying notes are an integral part of these financial statements.

FEEL GOLF CO., INC.
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2012		2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss		$(683,535)	$(1,178,376)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Loss on retirement of fixed assets		6,196
Bad debt expense		15,884
Depreciation		132,547	132,181
Stock issued for services			228,000
Amortization of beneficial conversion feature		49,464	211,255
Impairment of inventory		39,998	475,832
Changes in operating assets and liabilities:
Accounts receivable		162,975	(235,179)
Barter receivable		13,233	702
Inventory		160,210	134,865
Receivable from shareholder		(329)	-
Prepaid expenses		(4,068)	(67,360)
Accounts payable and accrued expenses		(83,122)	142,498
Other assets		(3,226)	1,399
Net Cash Used in Operating Activities		(193,773)	(154,183)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of customer list			(225,000)
Purchase of property and equipment		(2,851)	(3,690)
Net Cash Used in Investing Activities		(2,851)	(228,690)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock		-
Bank overdraft repaid		-	(10,534)
Exchange of intellectual property for retirement of related party debt		1,226,305
Exchange of related party note payable		(1,048,572)
Repayment of related party notes payable		(15,069)	(34,548)
Proceeds from related party notes payable		32,323	141,229
Proceeds from notes payable		(1,000)	290,000
Net Cash Provided by Financing Activities		193,987	386,147

NET INCREASE (DECREASE) IN CASH		(2,637)	3,274
CASH AT BEGINNING OF PERIOD		18,991
CASH AT END OF PERIOD		$16,354	$3,274

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

CASH PAID FOR:
Interest		$5,939	$13,108
Income taxes		1,412	-
NON CASH FINANCING AND INVESTING ACTIVITIES:
Stock issued in conversion of convertible notes	$		$312,667
Common stock issued to settle accounts payable		-
Acquisition of subsidiary for notes payable			1,038,532

The accompanying notes are an integral part of these financial statements.

FEEL GOLF CO., INC.
Condensed Notes to the Financial Statements
June 30, 2012 and December 31, 2011
(Unaudited June 30, 2012; Audited December 31.2011)

NOTE 1 - PRESENTATION

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2011 audited financial statements.  The results of operations for the period ended June 30, 2012 is not necessarily indicative of the operating results for the full year.

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

Reclassification of Financial Statement Accounts
Certain amounts in the June 30, 2011 financial statements have been reclassified to conform to the presentation in the June 30, 2012 financial statements.

Recent Accounting Pronouncements
Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. During the six months ended June 30, 2012, the Company realized a net loss of $683,535 and has incurred an accumulated deficit of $15,783,989. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from investors sufficient to meet its minimal operating expenses and is seeking equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

FEEL GOLF CO., INC.
Condensed Notes to the Financial Statements
June 30, 2012 and December 31, 2011
(Unaudited June 30, 2012; Audited December 31.2011)

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

During the six months ended June 30, 2011, Company management determined that the carrying value of a portion of the inventory acquired in the Caldwell acquisition, which was recorded at the fair market value at the time of acquisition, exceeds its net realizable value. Based on current market conditions and future expectations of sales and selling expenses, the Company recorded a reserve of $475,832 and recognized a corresponding inventory impairment expense within operating expenses.

During the six months ended June 30, 2012, the Company recognized further impairment charges principally resulting from the write down of inventory coincident with the settlement entered into on April 25, 2012 between Feel Golf Company, Inc. and Pro Line Sports, Inc. The impairment charges for the six months ended June 30, 2012 was $39,998, with an additional  inventory write down of $80,103 included in the cost of goods.

NOTE 4 – ACQUISITION

On December 4, 2010 the Company entered into an asset purchase agreement with Pro Line Sports, Inc. (“Seller”) to purchase one hundred percent (100%) of the right, title and interest in the Seller’s tangible and intangible assets for $225,000 cash due immediately and $1,349,820 to be paid over four years in cash or shares of common stock at the option of the Company. On February 11, 2011, the $225,000 funding was received and the sale was finalized. The $1,349,820 note was recorded as a related party note payable.

The assets that were acquired in the acquisition, included inventory, tangible and various fixed assets. The Seller retained his cash balances and receivables through the date of sale. Included in the fixed assets acquired is office and warehouse equipment. The Company determined that the carrying value of these assets approximated their fair value on the date of acquisition and therefore recorded them at the Seller’s book value. As a result, $37,227 of the purchase price was allocated to the fixed assets acquired. The Company performed an inventory observation on the date of acquisition and determined that saleable inventory acquired had a fair market value of $253,686. The remaining $1,226,305 has been allocated to goodwill.

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

FEEL GOLF CO., INC.
Condensed Notes to the Financial Statements
June 30, 2012 and December 31, 2011
(Unaudited June 30, 2012; Audited December 31.2011)

Due to continuing disagreement between Pro Line Sports (Seller) and Feel Golf (Buyer), the parties in November 2011 entered into litigation seeking resolution to their differences.

On April 25, 2012, Pro Line Sports and Feel Golf agreed to rescind the Acquisition. As a result, Feel Golf agreed to relinquish its rights to all trademarks and patents associated with the Pro Line brand, sell back related inventory to the original seller, vacate the premises formerly occupied by Pro Line Sports, and abandon certain tangible fixed assets in the Company’s possession. Pro Line Sports, as consideration, agreed to cancel Feel Golf’s related party note payable. As a result of the April 25, 2012 settlement, both Companies are now separate entities

NOTE 5 – RELATED PARTY TRANSACTIONS

Over the course of the Company’s history loans for operating purposes has been made to the Company by the CEO of the Company. The related party notes due to officers total $843,223 as of June 30, 2012 and $807,980 at June 30, 2011, respectively. These notes carry interest rates of 7% to 15% and have balloon payments that are due in full on December 31, 2012. One loan is considered a commercial loan under the Uniform Commercial Code and is secured by a blanket lien on the Company’s assets. The secured loan totals approximately $716,000 as of June 30, 2012. The other loans are unsecured. For the six months ended June 30, 2012, the Company accrued $26,478 in interest expense on these loans.

On February 11, 2011, the Company finalized the purchase of Pro Line Sports, Inc. In conjunction with that purchase, the Company entered into an agreement with the former owner to pay a total of $1,349,820 over a four-year period. The amount is payable in cash or shares of common stock at the option of the Company. During the six months ended June 30, 2011, the Company has issued 680,000 shares, worth $52,400 and has made cash payments of $42,227. As of June 30, 2011 the loan balance totaled $1,255,193.

On April 25, 2012, Pro Line Sports and Feel Golf agreed to rescind the Acquisition. As a result, Feel Golf agreed to relinquish its rights to all trademarks and patents associated with the Pro Line brand, sell back related inventory to the original seller, vacate  the premises formerly occupied by Pro Line Sports, and  abandon certain tangible fixed assets in its possession  associated with the  Pro Line acquisition. Pro Line Sports, as consideration, agreed to cancel Feel Golf’s related party note payable with prejudice.

NOTE 6 – CONVERTIBLE DEBENTURES

Beginning on March 19, 2010 through June 30, 2011 the Company has entered into multiple convertible debenture agreements with third parties. These debentures carry interest at 8% to 15% per annum, are due in full starting on March 19, 2012, and are collateralized by 600,000,shares of the Company’s common stock held in escrow. At the option of the holder, any outstanding principle, and unpaid interest, balance is convertible into shares of the Company’s common stock. The conversion price is the higher of a) 50% of the average of the three to five lowest closing prices for the Company’s stock during the previous 10 to 15 trading days or b) $0.0001.

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms of these debentures and determined that a beneficial conversion feature (BCF) exists. The Company calculated the value of the BCF using the intrinsic method based on the stock price on the day of commitment, the discount as agreed to in the debenture, and the number of convertible shares. There were no new debentures issued during the six months ended June 30, 2012. Accordingly, the combined value of the BCF for the debentures entered into during the six months ended June 30, 2012 is -0-$.

FEEL GOLF CO., INC.
Condensed Notes to the Financial Statements
June 30, 2012 and December 31, 2011
(Unaudited June 30, 2012; Audited December 31.2011)

During the six months ended June 30, 2012, the Company recognized $49,464 in amortization of previous BCF. This amount has been recorded as interest expense in accordance with ASC 470.

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

In September 2011 the number of authorized shares of Series A Preferred Stock was increased to 20,000,000.

NOTE 7 - STOCKHOLDERS’ EQUITY (CONTINUED)

On September 15, 2011, the Company issued 6,000,000 Series A Preferred shares to officers and its directors for services rendered. The Company recognized a onetime expense of $900,000

On February 8, 2011, the Company issued 120,000 shares of its Series A Preferred Stock to Company officers for services rendered to the Company. The services were valued based on the value of the underlying common stock on the date of issuance multiplied by the number of convertible shares for each share of Preferred Stock. Accordingly, the Company recognized a onetime $168,000 expense for stock compensation related to this issuance.

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

As of September 9, 2011, authorized common stock was increased to 6,000,000,000. During the six months ended June 30, 2012, the Company issued no common stock.

During the six months ended June 30, 2011, the Company issued 559,660, shares of its common stock to consultants, employees, and officers of the Company for services valued at $60,000. The value of the stock was calculated based on the market value of the stock on the days of issuance. Expenses were recorded for legal fees, advertising, consulting services, and stock based compensation to employees and directors.

FEEL GOLF CO., INC.
Condensed Notes to the Financial Statements
June 30, 2012 and December 31, 2011
(Unaudited June 30, 2012; Audited December 31.2011)

The Company also issued 6,138,523 shares of its common stock for conversion of debt and accrued interest valued at $312,667 during the same six-month period. Principle converted totaled $294,388 and accrued interest converted totaled $18,279.

During the twelve-month period, the Company issued 403,232, shares of common stock to convert a total of $160,010 of outstanding principal balance of the Company’s convertible debentures. The Company also issued 592,948 shares of its common stock to consultants, employees, and directors for services valued at $578,492. The value of the stock was calculated based on the market value of the stock on the days of issuance. Expenses were recorded for legal fees, advertising, consulting services, and stock based compensation to employees and directors.

NOTE 8 – SUBSEQUENT EVENTS

A)	COO and Board Secretary David Otterbach resigns on September 21, 2012
B)	Board member David Worrell resigns on October 5, 2012
D)	September 23, 2012, Pro Line Sports (Igotcha,LLC) files a law suit against Feel Golf alleging infringement of their telescopic shaft patent
E)	On October 11, 2012, Pro Line Sports (Igotcha, LLC) lawsuit is amended to include officers and directors as conspirators to infringe.
F)	Newly elected Board members as of November 26, 2012 are Matthew Schissler and as of December 6, 2012, David R Wells was elected. (Form 8-K filed)
G)
On November 26, 2012, the Company issued 83,333,333 shares of common stock to Red Bowl Trust for the benefit of Matthew Schissler, Trustee as consideration for his annual consulting to the Company and board of director duties. (Form 8 K filed November 26, 2012)

H)	On November 26, 2012 Feel Golf entered into a $25,000 convertible note with Arnold S. Goldin, Inc. (Form 8-K filed November 26, 2012)
I)	On December 18, 2012, Feel Golf engaged an outside web-marketing firm to manage our web site.
J)
On January 18, 2013, an amendment was made to the convertible note(s) held by Long Sides Ventures and Arnold S. Goldin, Inc. This amendment changed their convertible contract conversion terms in section 2.1 to read conversion price per share shall be .0001.

In accordance with ASC 855, Company management reviewed all material events through the date these financial statements were issued, and has determined that there are no additional material subsequent events to report.

ITEM 2      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future, and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance, or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

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

These forward-looking statements represent our intentions, plans, expectations, assumptions, and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we”, “us”, “our”, and the “Company”, they refer to Feel Golf Co., Inc. “SEC” refers to the Securities and Exchange Commission.

General

The following discussion should be read in conjunction with the financial statements and notes thereto included in this report. Except for the historical information contained herein, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations, and intentions as of the date of this filing. The cautionary statements made above should be read as being applicable to all related forward-looking statements wherever they appear in this document.

Company Overview

Our financial statements for the six months ended June 30, 2012 and 2011 reflect net operating losses of $683,535 and $1,178,376, respectively. This is based on gross revenues of $362,809, and $646,192 for the six months ended June 30, 2012 and 2011, respectively. Included in our net loss are various non-cash expenses related to depreciation, loss on retirement of assets, stock issued for services, embedded beneficial conversion features included in our convertible notes payable, impairment of goodwill, and a reserve for inventory obsolesce. Absent these large, non-cash expenses our net operating losses for the six month ended June 30, 2012 and 2011 would have been $268,589 and $131,108, respectively.

In addition, our Chief Operating Officer David Otterbach is no longer involved with the Company on a daily, on-site basis as Mr. Otterbach is still located in California. However, Mr. Otterbach still served as our interim Chief Operating Officer and Board Secretary until his resignation on September 21, 2012.

Plan of Operation

On February 11, 2011, we acquired Pro Line Sports, a distributor of golf ball retrievers and accessories. While we have historically focused solely on golf clubs and golf grips, we intended to focus on golf grips, wedges, and Pro Lines product lines well into the future.

The Pro Line acquisition was mutually rescinded via mediated settlement on April 25, 2012. Both companies are now separate entities. See Notes 5 and 8.

While we make golf clubs and golf grips, and now a line of unique and patent pending ball retrievers and accessories, our primary business and marketing plans are focused on increasing our line of accessories in golf and non-golf items.

With sufficient capital we can launch a well-directed campaign to grow our revenue and market potential.

As previously disclosed, we currently do not have the necessary capital to implement our full growth and adding value campaign and even if we are successful in raising sufficient capital, there can be no assurance that this capital and/or increased efforts will increase revenues. There can also be no assurance we will be successful in raising sufficient marketing capital to implement this campaign. Assuming we are able to raise sufficient capital in support of our growth model, we plan to further develop and expand our sales channels through internal and external efforts

●	Direct to Consumer: We plan to use direct response marketing in advertisement, running primarily on Radio and TV, websites and national print media.

●	Wholesale Distribution: We plan to increase our sales from the several retained Pro Line Sports sales reps who are calling on U.S. major golf retailers.

●
Internet Sales: We recently added a sales affiliate program intended to increase our e-comm awareness, SEO ranking and therefore we anticipate an increase in web sales. On December 21, 2012, we outsourced our web site and web marketing management to a more experienced web firm.

●	International: Asia is a prominent international market where golf as a sport is rapidly growing and we intend to add additional Asian distributors.

●	Call Center and Inside Sales: We have a small in house telemarketing sales force to sell direct to our consumers and handle both inbound and outbound customer communications and sales.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2012 and 2011

The following table sets forth our results of the operations for the three months ended on June 30, 2012 and 2011.

	(Unaudited)	(Unaudited)		Percentage
	June 30,	June 30,	Increase/	Increase/
	2012	2011	(Decrease)	(Decrease)
Revenues	$169,213	$411,061	$(241,848)	(58.84)%
Cost of Sales	194,926	141,169	53,757	38.08%
Gross Profit	(25,713)	269,892	(295,605)	(109.53)%
Operating Expenses	(412,813)	(911,408)	(498,595)	(54.71)%
Other Income (Expenses)	(61,865)	(116,811)	(54,946)	(47.04)%
Income Taxes	(487)	-	(487)	0%
Net Loss	$(500,878)	$(758,327)	$257,449	(34.01)

Basic and Diluted Loss Per Common Shares	$.02	$(0.02)

Weighted Average Basic and Diluted Common Shares Outstanding	22,569,452	49,421,614

Revenues

For the three months, ended June 30, 2012, revenues decreased $241,848, or 58.84%, from the three months ended June 30, 2011. The decrease in sales is due to the rescission of Pro Line Sports on April 25, 2012.The acquisition, even though rescinded, has allowed us to expand into the golf accessory niche market. We expected our reliance on outside capital to decrease; however, as a result of the rescission and its corresponding effect on top line growth, we continue to require capital in the short term.

Cost of Sales

For the three months ended June 30, 2012, our costs of sales increased $53,757, or 38.08%, from the same period in 2011. Cost of sales increased due to write-downs related to book to physical adjustments and the fact that we sold inventory on a one-time basis in accordance with the rescission agreement entered into on April 25, 2012.  We expect that our cost of sales will decrease in actual dollars, but not as a percentage of sales, as our golf and non-golf accessory business continues to grow.

Gross Profit

For the three months, ended June 30, 2012, overall gross profit decreased $295,605, or 109.53%, as compared to the same three-month period in 2011. The decrease in gross profit is primarily attributable to customers not wanting to be involved in the ongoing litigation as well as the one time sell back of Pro Line inventory at 66% of our cost.

Operating Expenses

For the three months ended June 30, 2012, our operating expenses decreased by $498,595, or 54.71%. This decrease is primarily attributable to a significant decrease in salaries and inventory write-downs, offset by goodwill impairment charges because of the April 25, 2012 rescission agreement.

Other Expenses

For the three months ended June 30, 2012, our other expenses decreased $54,946, or 47.04%, over the same three-month period in 2011. The de crease is due to lower amortization of the Beneficial Conversion Feature as well as the result of debt to equity conversions that occurred in 2011, offset partially by losses on retirement of fixed assets.

Net Loss

For the three months ended June 30, 2012, our net loss was $500,878, a decrease of $257,449 or 33.95% over the three months ended June 30, 2011. Included in our net loss are various non-cash expenses related to depreciation, loss on retirement of fixed assets,  embedded beneficial conversion features included in our convertible notes payable, and a reserve for inventory obsolesce and impairment. Non-cash stock based compensation required by ASC 805 totaled $-0- and $32,000 respectively. Amortization of beneficial conversion features included in interest expense totaled $49,464 and $77,641, respectively. Non-cash reserves for inventory obsolesce was $27,225 during the three months ended June 30, 2012 with  impairment of $475,832during the comparative three month period in 2011 and depreciation and amortization of fixed assets and intangible assets totaled $65,982 and $68,688  , respectively. Non-cash charges for impairment of goodwill totaled $186,741 during the 3-month period ended June 30, 2012 with no impairment during the comparative three-month period in 2011. Non-cash charges for loss on retirement of fixed assets totaled $6,196 absent these large, non-cash expenses our net operating losses for the three months ended June 30, 2012 and 2011 would have been $171,466 and $104,166., respectively.

Six Months Ended June 30, 2012 and 2011

The following table sets forth our results of the operations for the six months ended on June 30, 2012 and 2011.

				Percentage
	June 30,	June 30,	Increase/	Increase/
	2012	2011	(Decrease)	(Decrease)
Revenues	$362,809	$646,192	$(283,383)	(43.85)%
Cost of Sales	283,958	213,923	70,035	32.74%
Gross Profit	78,851	432,269	(353,418)	(81.76)%
Operating Expenses	651,955	(1,319,326)	(667,371)	(50.58)%
Other Income (Expenses)	(109,019)	(291,319)	(182,300)	(62.58)%
Income Taxes	1,412	-	1,412	0%
Net Loss	$(683,535)	$(1,178,376)	$(494,841)	(41.99)%

Basic and Diluted Loss Per Common Shares	$(.03)	$(0.33)

Weighted Average Basic and Diluted Common Shares Outstanding	22,569,452	3,521,113

Revenues

For the six months, ended June 30, 2012, revenues decreased $283,383, or 43.85%, from the six months ended June 30, 2011. The decrease in sales is due to primarily our rescission of Pro Line Sports.

Cost of Sales

For the six months ended June 30, 2012, our costs of sales increased $70,035 or 32.74%, from the same period in 2011,as a result of one time write offs for charges related to Pro Line inventory as well as book to physical adjustments.

Gross Profit

For the six months ended June 30, 2012, overall gross profit decreased $353,418, or 81.76%, as compared to the same six-month period in 2011. Margin decreases are a result of decreases in sales volume largely attributable to the Pro Line rescission agreement, as well as one-time impairment charges related to it.

Operating Expenses

For the six months ended June 30, 2012, our operating expenses decreased by $667,371, or 50.58%. This decrease is attributable to a large issuance of stock for services made in 2011. The Company issued stock for services totaling $0 during the six months ended June 30, 2012 compared to $228,000 during the same six-month period in 2011. Additionally, the decrease is attributable   to a significant decrease in salaries and inventory write-downs, offset by goodwill impairment charges as a result of the April 25, 2012 rescission agreement.

Other Expenses

For the six months ended June 30, 2012, our other expenses decreased $182,300, or 62.58%, over the same six-month period in 2011. The decrease is due to lower amortization of the Beneficial Conversion Feature as well as the result of debt to equity conversions that occurred in 2011, offset partially by loss on the retirement of fixed assets.

Income Taxes

There is no provision for income taxes due to net operating loss carry forwards. Since the benefit of such cannot be reasonably assured a valuation allowance has been recorded against such benefit.

Net Loss

For the six months ended June 30, 2012, our net loss was $683,535, a decrease of $494,841 or 41.99% over the six months ended June 30, 2011 of $1,178,376. Included in our net loss are various non-cash expenses related to depreciation, stock issued for services, embedded beneficial conversion features included in our convertible notes payable, and a goodwill impairment charge and a reserve for inventory obsolesce. Non-cash stock based compensation required by ASC 805 totaled $0 and $228,000, respectively. Amortization of beneficial conversion features included in interest expense totaled $49,464 and $211,255, respectively. Non-cash reserves for inventory obsolesce was $39,998 during the six months ended June 30, 2012 with  $475,832 in the comparative six month period in 2011 and depreciation and amortization of fixed assets and intangible assets totaled $132,547 and $132,181, respectively. Loss on retirement of fixed assets totaled 6,196 and $-0-, respectively. Absent these large, non-cash expenses our net operating losses for the six months ended June 30, 2012 and 2011 would have been $268,589 and $131,108, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $16,354 as of June 30, 2012 compared to cash of $18,991 as of December 31, 2011. Net cash used in operating activities for the six months ended June 30, 2012 and 2011 was $193,773 and $154,183 respectively. Our cash used in operating activities did increase compared to the comparable 2011 period of the prior year and is primarily the result of an increase in accounts receivable collections.

Cash flows used in investing activities totaled $2,851and 228,690 for the six months ended June 30, 2012 and 2011, respectively. The purchase of Pro Line Sports in February 2011 accounted for $225,000 as the down payment.

Cash flows provided by financing activities totaled $193,987 during the six months ended June 30, 2012 compared to $386,147 for the six months ended June 30, 2011. During 2011, we received proceeds from related party notes of $32,323 and made repayments on loans from related parties of $15,069. During 2012, we realized proceeds from intangible assets of $1,226,305 over the value of corresponding related party debt exchanged totaling $1,048,572. The effect of this exchange is reported in the Cash flows provided by financing activities. For the six months ended June 30, 2012, we did not receive   any proceeds from third party notes pay.

During the six months ended June 30, 2011, we received proceeds from related party notes of $141,229 and made repayments on loans to the Company from related parties of $34,548. We also received $290,000 in proceeds from third party notes payable.

At the present level of business activity, our ongoing monthly gross operating cash disbursements are expected to average approximately $35,000. As of June 30, 2012, we have net working capital of $(106,075), principally the result of inventory write-down.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules  13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure and control procedures are also designed to ensure that such information is accumulated and communicated to management, including the chief executive officer and principal accounting officer, to allow timely decisions regarding required disclosures. As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of June 30, 2012, our disclosure controls and procedures were not effective due to a lack of adequate segregation of duties and the absence of an audit committee.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

In order to remedy our existing internal control deficiencies, as our finances allow, we will hire additional accounting and control staff.

Changes in Internal Control over Financial Reporting

Management has evaluated whether any change in our internal control over financial reporting as of June 30, 2012. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On April 25, 2012, the parties agreed via mediated settlement to rescind the Pro Line acquisition where the parties had sued each for breach of contract.

On September 23, 2012, Pro Line Sports initiated a lawsuit naming Feel Golf to be allegedly infringing on their telescopic shaft patent. Feel Golf’s patent counsel opined Feel Golf’s new patent pending telescopic shaft did not infringe. The parties are in settlement negotiations as of this filing date. We believe this cause of action has no merit and will vigorously defend our position.

On October 11, 2012, the suit was amended to include officers and directors as conspiring to infringe.

ITEM 1A - RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

Exhibits. No.	Description
10.1	Mediated Settlement Agreement between Feel Golf Co. Inc. and IGotcha Holdings, LLC, dated April 25, 2012. [incorporated by reference herein and Form 8-K filed on May 4, 2012]
31.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEEL GOLF COMPANY, INC. (Registrant)

Date: January 23 , 2013	By:	/s/ Lee Miller
Lee Miller Chief Executive Officer and Chief Financial Officer