Form 10-Q
period 2012-09-30
FEEL GOLF CO INC
filed 2013-01-24
CIK 1141673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of common shares outstanding as of September 30, 2012 was 22,569,452; and as of the latest practicable date: 106,780,562 common shares outstanding as of January 22, 2013.

FEEL GOLF CO., INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FEEL GOLF CO., INC.
Balance Sheets

ASSETS
	(Unaudited)	(Audited)
	September 30,	December 31,
	2012	2011
CURRENT ASSETS

Cash	$4,408	$18,991
Accounts receivable, net	27,525	194,829
Barter receivable	30,236	33,043
Receivable from shareholder	329	-
Inventory (net of obsolescence reserve)	91,270	268,705
Prepaid expenses	4,521	6,619
Other current assets	2,976	-

Total Current Assets	161,265	522,187

PROPERTY, PLANT and EQUIPMENT, net	327,243	393,151

OTHER ASSETS
Intellectual property, net	348,648	479,391
Goodwill	-	1,226,305

TOTAL ASSETS	$837,156	$2,621,034

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$186,138	$256,453
Accrued interest	111,373	67,618

Total Current Liabilities	297,511	324,071

LONG-TERM LIABILITIES

Convertible notes payable, net	329,382	280,918
Related party notes payable	855,697	1,874,541

Total Long-term Liabilities	1,185,079	2,155,459

TOTAL LIABILITIES	1,482,590	2,479,530

STOCKHOLDERS' EQUITY

Preferred stock, $0.0001 par value; 20,000,000 shares
authorized, 6,828,200 and 6,828,200 shares
issued and outstanding, respectively	683	683
Common stock, $0.001 par value; 6,000,000,000 shares
authorized, 22,569,452 and 3,046,486 shares
issued and outstanding, respectively	22,570	22,570
Additional paid-in capital	15,218,705	15,218,705
Accumulated deficit	(15,887,392)	(15,100,454)

Total Stockholders' Equity	(645,434)	141,504

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$837,156	$2,621,034
The accompanying notes are an integral part of these financials statements.

FEEL GOLF CO., INC.
Statements of Operations
(Unaudited)

	For the Quarters
	Ended September 30
	2012	2011
REVENUES, NET	$97,153	$313,590
COST OF SALES	23,974	130,319

GROSS PROFIT	73,179	183,271

OPERATING EXPENSES
Salaries and wages	56,137	67,205
Stock based compensation	-	901,400
Advertising	4,279	8,497
Professional fees	14,564	24,856
Impairment of inventory	-	-
Impairment of goodwill	-	-
Depreciation	63,258	66,375
Other selling, general and administrative expenses	18,546	56,924

Total Operating Expenses	156,784	1,125,257

LOSS FROM OPERATIONS	(83,605)	(941,986)

OTHER INCOME AND (EXPENSE)

Gain on settlement of debt	-	-
Interest income	-	-
Interest expense	(14,888)	(137,618)
Related party interest expense	(13,397)	(9,474)
Loss on retirement of fixed assets	-
Other income (expense)	8,494	-

Total Other Income and (Expense)	(19,791)	(147,092)

NET LOSS BEFORE TAXES	(103,396)	(1,089,078)
PROVISION FOR INCOME TAXES	(7)	-

NET LOSS	$(103,403)	$(1,089,078)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.08)

WEIGHTED AVERAGE NUMBER OF BASIC AND
DILUTED COMMON SHARES OUTSTANDING	22,569,452	12,918,354

The accompanying notes are an integral part of these financials statements.

FEEL GOLF CO., INC.
Statements of Stockholders' Equity

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2010	$708,200	71	1,192,743	1,193	13,278,209	(11,725,985)	1,553,488

Common stock issued for services at an	-	-	594,661	595	60,805	-	61,400

Common stock issued in conversion of debt	-	-	20,782,048	20,782	513,481	-	534,263

Preferred stock issued for services	6,120,000	612	-	-	1,076,210	-	1,076,822

Value of beneficial conversion feature	-	-	-	-	290,000	-	290,000

Net loss for the year ended December 31, 2011	-	-	-	-	-	(3,374,469)	(3,374,469)

Balance, December 31, 2011	6,828,200	$683	22,569,452	$22,570	$15,218,705	$(15,100,454)	$141,504

Common stock issued for services at an	-	-	-	-	-	-	-
				-
Common stock issued in conversion of debt	-	-	-	-	-	-	-

Preferred stock issued for services	-	-	-	-	-	-	-

Value of beneficial conversion feature	-	-	-	-	-	-	-

Net loss for the nine months ended June 30, 2012	-	-	-	-	-	(786,938)	(786,938)

Balance, September 30, 2012	6,828,200	$683	22,569,452	$22,570	$15,218,705	$(15,887,392)	$(645,434)

The accompanying notes are an integral part of these financial statements.

FEEL GOLF CO., INC.
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(786,938)	$(2,267,454)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Loss on retirement of fixed assets	6,196
Bad debt expense	15,884	-
Depreciation and amortization	195,805	198,557
Stock issued for services	-	1,087,200
Amortization of beneficial conversion feature	49,464	309,125
Impairment of inventory	39,998	475,832
Gain on settlement of debt	-	-
Changes in operating assets and liabilities:
Accounts receivable	151,418	(174,125)
Barter receivable	2,807	(791)
Inventory	137,437	195,728
Receivable from shareholder	(329)	-
Prepaid expenses	2,098	(89,444)
Accounts payable and accrued expenses	(26,561)	104,888
Other assets	(2,976)	55,629

Net Cash Used in Operating Activities	(215,697)	(104,855)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of customer list	-	(225,000)
Purchase of property and equipment	(5,350)	(8,076)
Retirement of property and equipment	-	-

Net Cash Used in Investing Activities	(5,350)	(233,076)

CASH FLOWS FROM FINANCING ACTIVITIES

Net proceeds from sale of common stock	-
Bank overdraft repaid	-	(10,534)
Exchange of intellectual property for retirement	-
of related party debt	1,226,305
Exchange of related party notes payable	(1,048,572)
Repayment of related party notes payable	(22,513)	(37,471)
Proceeds from related party notes payable	52,244	264,615
Repayment of notes payable	(1,000)	(159,370)
Proceeds from notes payable	-	290,000

Net Cash Provided by Financing Activities	206,464	347,240

NET INCREASE (DECREASE) IN CASH	(14,583)	9,309
CASH AT BEGINNING OF PERIOD	18,991	-

CASH AT END OF PERIOD	$4,408	$9,309

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$3,512	$13,108
Income taxes	1,412	-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Stock issued in conversion of convertible notes	$-	$512,448
Common stock issued to settle accounts payable	-	-
Acquisition of subsidiary for notes payable	-	1,038,532

The accompanying notes are an integral part of these financial statements.

NOTE 1 – PRESENTATION

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2011 audited financial statements. The results of operations for the period ended September 30, 2012 is not necessarily indicative of the operating results for the full year.

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

Reclassification of Financial Statement Accounts

Certain amounts in the September 30, 2011 financial statements have been reclassified to conform to the presentation in the September 30, 2012 financial statements.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. During the nine months ended September 30, 2012, the Company realized a net loss of $786,938 and has incurred an accumulated deficit of $15,887,392. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from investors   sufficient to meet its minimal operating expenses while seeking equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – INVENTORY

Our inventories are stated at the lower of cost or market using the average costing method, which approximates the first-in, first-out (FIFO) cost method of accounting. Inventories acquired in connection with our Caldwell acquisition were valued at acquisition at their fair market value based on an independent appraisal. Company management continually monitors the current salability and net realizable value of inventories. Inventories are adjusted for estimated obsolescence and written down to net realizable value based upon estimates of future demand and market conditions.

During the nine months ended September 30, 2012, Company management determined that the carrying value of a portion of the inventory acquired in the Caldwell and Pro Line Sports acquisition, which were recorded at the fair market value at the time of acquisition, exceeds its net realizable value. Based on current market conditions and future expectations of sales and selling expenses, the Company has recorded a reserve of $39,998 and recognized a corresponding inventory impairment expense within operating expenses.

NOTE 4 – ACQUISITION

On December 4, 2010, the Company entered into an asset purchase agreement with Pro Line Sports, Inc. (“Seller”) to purchase one hundred percent (100%) of the right, title, and interest in the Seller’s tangible and intangible assets for a down payment of $225,000 cash.

On June 24, 2011, the Company and the Seller agreed to a new structure regarding fees due under the Consulting Agreement.

On April 25, 2012, Pro Line Sports and Feel Golf agreed via mediation to settle their mutual breach of contract differences and agreed to rescind the Acquisition. As a result, Feel Golf agreed to relinquish its rights to all trademarks and patents associated with the Pro Line brand. Pro Line agreed to purchase related Feel Golf inventory and Feel Golf to vacate the premises formerly occupied by Pro Line Sports and abandon certain tangible fixed assets in its possession associated with the acquisition. Pro Line Sports, as consideration, agreed to cancel Feel Golf’s related party note payable with prejudice. (Form 8K filed May 4, 2012)

NOTE 5 – RELATED PARTY TRANSACTIONS

Over the course of the Company’s history loans for operating purposes have been made to the Company by the CEO of the Company. The related party notes due to officers total $855,697 at September 30, 2012 and $825,969 at December 31, 2011, respectively. These notes carry interest rates of 7% to 15% and have balloon payments that are due in full on December 31, 2012. One loan is considered a commercial loan under the Uniform Commercial Code and is secured by a UCC blanket lien on the Company’s assets. The secured loan totals approximately $730,000 as of September 30, 2012. The other loans are unsecured. For the nine months ended September 30, 2012, the Company accrued $40,875 in interest expense on these loans.

NOTE 6 – CONVERTIBLE DEBENTURES

Beginning on March 19, 2010 through September 30, 2012 the Company has entered into multiple convertible debenture agreements with third parties. These debentures carry interest at 8 to 15% per annum, are due in full starting on March 19, 2012, and are collateralized by 600,000 shares of the Company’s common stock held in escrow. At the option of the holder, any outstanding principle and unpaid interest balance is convertible into shares of the Company’s common stock.  The conversion price is the higher of a) 50% of the average of the three to five lowest closing prices for the Company’s stock during the previous 10 to 15 trading days or b) $0.0001.

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms of these debentures and determined that a beneficial conversion feature (BCF) exists. The Company calculated the value of the BCF using the intrinsic method based on the stock price on the day of commitment, the discount as agreed to in the debenture, and the number of convertible shares. The combined value of the BCF for the debentures entered into during the nine months ended September 30, 2012 is $-0-. The BCF has been recorded as a discount to the debenture payable and to Additional Paid-in Capital.

During the nine months ended September 30, 2012, the Company recognized $49,464 in amortization of current and precious BCF. This amount has been recorded as interest expense in accordance with ASC 470.

NOTE 7 - STOCKHOLDERS’ EQUITY

Preferred Stock

On March 10, 2010, the Company authorized the creation of Series A Preferred Stock. The Company is authorized to issue 20,000,000 shares of its Series A Preferred stock at a par value of $0.0001 per share. The Series A Preferred Stock have the following rights and provisions:

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

NOTE 7 - STOCKHOLDERS’ EQUITY (CONTINUED)

On September 15, 2011, the Company issued 6,000,000 shares of its Series A Preferred Stock to Company officers as compensation for services rendered to the Company. These services were based on the value of the underlying common stock on the date of issuance, multiplied by the number of convertible shares for each share of Preferred Stock. Accordingly, the Company recognized a one-time of $900,000 expense for stock compensation related to this issuance.

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

As of September 30, 2011, the Company increased its authorized common to 6,000,000,000 shares.

During the nine months ended September 30, 2011, the Company issued 594,661shares of its common stock to consultants, employees, and officers of the Company for services valued at $61,400. The value of the stock was calculated based on the market value of the stock on the days of issuance. Expenses were recorded for legal fees, advertising, consulting services, and stock based compensation to employees and directors.

The Company also issued 17,566,505 shares of its common stock for conversion of debt and accrued interest valued at $512,448 during the same nine-month period. Principle converted totaled $484,441 and accrued interest converted totaled $28,007.

During this twelve-month period, the Company issued 403,232 shares of common stock to convert a total of $160,010 of outstanding principal balance of the Company’s convertible debentures. The Company also issued 592,948 share of its common stock to consultants, employees, and directors for services valued at $578,492. The value of the stock was calculated based on the market value of the stock on the days of issuance. Expenses were recorded for legal fees, advertising, consulting services, and stock based compensation to employees and directors.

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to September 30, 2012;

A)	Board member David Worrell resigns on October 5, 2012.
B)	On October 11, 2012, Pro Line Sports (Igotcha, LLC) lawsuit is amended to include officers and directors as conspirators to infringe.
C)	Newly elected Board members as of November 26, 2012 are Matthew Schissler and as of December 6, 2012, David R Wells was elected. (Form 8-K filed December 6, 2012).
D)
On November 26, 2012, the Company issued 83,333,333 shares of common stock to Red Bowl Trust for the benefit of Matthew Schissler, Trustee as consideration for his annual consulting to the Company and board of director duties. (Form 8-K filed November 26, 2012).

E)	On November 26, 2012 Feel Golf entered into a $25,000 convertible note with Arnold S. Goldin, Inc. (Form 8-K filed November 26, 2012).
F)	On December 18, 2012, Feel Golf engaged an outside web-marketing firm to manage our web site.
G)
On January 18, 2013, an amendment was made to the convertible note(s) held by Long Sides Ventures and Arnold S. Goldin, Inc. This amendment changed their convertible contract conversion terms in section 2.1 to read conversion price per share shall be $.0001.

In accordance with ASC 855, Company management reviewed all material events through the date these financial statements were issued, and has determined that there are no additional material subsequent events to report.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Company Overview

Our financial statements for the nine months ended September 30, 2012 and 2011 reflect net losses of $786,938 and $2,267,454, respectively. This is based on gross revenues of $459,962 and $959,782 for the nine months ended September 30, 2012 September 30, 2011, respectively. Included in our net loss are various non-cash expenses related to depreciation, stock issued for services, embedded beneficial conversion features included in our convertible notes payable, and a reserve for inventory obsolesce. Absent these large, non-cash expenses our net operating losses for the nine months ended September 30, 2012 and 2011 would have been $501,671 and $196,740, respectively.

In addition, our Chief Operating Officer David Otterbach, who also served as Board Secretary resigned his position(s) effective September 25, 2012.

Plan of Operation

On February 11, 2011, we acquired Pro Line Sports, a distributor of golf ball retrievers and accessories. While we had historically focused solely on golf clubs and golf grips, we intended to focus on golf grips, wedges, and Pro Lines product lines into the future. Unfortunately, due to continuing differences between the Buyer and Seller and continuous law suits Feel Golf decided via mediation on April 25, 2012 to rescind the acquisition and the parties agreed. The two Companies as of the settlement date are now separate entities. (Form 8-K filed May 4, 2012)

As previously disclosed, we currently do not have the necessary capital to implement our growth campaign and even if we are successful in raising sufficient capital for growth, there can be no assurance that this capital and/or increased marketing efforts will increase revenues. There can also be no assurance we will be successful in raising sufficient capital to implement this campaign. Assuming we are able to raise sufficient capital in support of our marketing strategy, we plan to further develop and expand our five distinct sales channels:

●	Direct to Consumer: We plan to use direct response marketing in advertisement and commercials, running primarily on Radio and TV, websites and our new social media campaign.
●	Social Media: we have established presence on various social media sites.

●
Wholesale Distribution: We plan to increase  sales from our new line of accessories,  and existing sales reps calling on U.S. major golf retailers promoting; The 73 degree wedge, our new line of golf grips including the Pro Release which may immediately increase distance, putter grips and our patent pending new line of golf ball retrievers, including a new Carbon Fiber 7 and 10 foot retriever.

●	Internet Sales: We recently engaged an outside web firm to refurbish our web site site, which is anticipated will increase the Company’s overall ranking awareness and sales.

●	International: Asia is a prominent international market where golf as a sport is rapidly growing and we intend to add Asian distributors.

●	Call Center and Inside Sales: We plan to increase our small in house telemarketing sales staff to sell direct to our consumers and handle both inbound and outbound customer communications and sales.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2012 and 2011 (Unaudited)

The following table sets forth our results of the operations for the three months ended on September 30, 2012 and 2011.

	September 30,	September 30,	Increase/	Increase/
	2012	2011	(Decrease)	(Decrease)
Revenues	$97,153	$313,590	$(216,437)	(69.02)%
Cost of Sales	23,974	130,319	(106,345)	(81.60)%
Gross Profit	73,179	183,271	(110,092)	(176.12)%
Operating Expenses	(156,784)	(1,125,257)	(968,473)	(86.07)%
Other Income (Expenses)	(19,791)	(147,092)	(127,301)	(86.55%
Income Taxes	(7)	-	-	0%
Net Loss	$(103,403)	$(1,089,078)	$(985,675)	(90.51)%

Basic and Diluted Loss Per Common Shares	$(0.00)	$(0.08)

Weighted Average Basic and Diluted Common Shares Outstanding	22,569,452	12,918,354

Revenues

For the three months, ended September 30, 2012, revenues decreased $216,437, or 69.02%, from the three months ended September 30, 2011. The decrease in sales is due in large part to the rescission of the acquisition of Pro Line Sports on April 25, 2012.

Although the rescission has impacted Feel Golf’s near term sales, the former acquisition has allowed us to expand into the golf accessory niche market. With the acquisition of Pro Line, we expected our reliance on outside capital to decrease; however, post rescission, we will continue to require capital in the near short term.

Cost of Sales

For the three months ended September 30, 2012, our costs of sales decreased $106,345, or 81.60%, from the same period in 2011.

Cost of sales has decreased as a percentage of sales due to the earlier write downs of certain product lines. In the future, we expect that our cost of sales will increase in actual dollars consistent with volume increases, but will not as a percentage of sales as our higher margin golf and non-golf accessory business is anticipated to expand our margin.

Gross Profit

For the three months ended September 30, 2012, overall gross profit decreased $110,092, or 176.12%, as compared to the same three-month period in 2011. A significant decrease in gross profit is one of the main factors as a result of   the Pro Line Sports rescission and what is primarily responsible for our decrease in gross margin and revenues.

A significant decrease in gross profit is attributable to the   Pro Line Sports rescission combined with the liquidation of other unprofitable lines. We expect our higher margin golf and non-golf accessory business could   expand margins.

Operating Expenses

For the three months ended September 30, 2012, our overall operating expenses decreased by $968,473, or 86.07%. This decrease is attributable primarily to non-issuance of stock for services and staff for 2012. The Company issued stock for services totaling $-0- during the three months ended September 30, 2012 compared to $901,400 during the same three month period in 2011. Other operating expenses have increased with the additional 2012 increase in public reporting cost.

Other Income (Expenses)

For the three months ended September 30, 2012, our other income (expenses) decreased $127,301, or 86.54%, over the same three-month period in 2011. The decrease is primarily attributable to the decrease in interest expense related to the amortization of the beneficial conversion feature.

Net Loss

For the three months ended September 30, 2012, our net loss was $103,403, a decrease of $985,675 or 90.51% over the three months ended September 30, 2011. Included in our net loss are various non-cash expenses related to depreciation, stock issued for services, embedded beneficial conversion features included in our convertible notes payable, and a reserve for inventory obsolesce. Non-cash stock based compensation required by ASC 805 totaled $ -0- and 901,400 respectively. Amortization of beneficial conversion features included interest expense total of $0 and $31,250, respectively. Depreciation and amortization of fixed assets and intangible assets totaled $63,258 and $66,375 respectively. Absent these large, non-cash expenses our net operating results for the three months ended September 30, 2012 and 2011 would have been a net income of $40,145 and $90,043 respectively.

Nine Months Ended September 30, 2012 and 2011 (Unaudited)

The following table sets forth our results of the operations for the nine months ended on September 30, 2012 and 2011.

	September 30,	September 30,	Increase/	Increase/
	2012	2011	(Decrease)	(Decrease)
Revenues	$459,962	$959,782	$(499,820)	(52.08)%
Cost of Sales	307,932	344,242	(36,310)	(10.55)%
Gross Profit	152,030	615,540	(463,510)	(75.30)%
Operating Expenses	(808,739)	(2,444,583)	(1,635,844)	(66.92)%
Other Income (Expenses)	(128,810)	(438,411)	(309,601)	(70.62)%
Income Taxes	(1,419)	-	-	0%
Net Loss	$(786,938)	$(2,267,454)	$(1,482,516)	(65.29)%

Basic and Diluted Loss Per Common Shares	$(0.03)	$(0.34)

Weighted Average Basic and Diluted Common Shares Outstanding	22,569,452	6,687,949

Revenues

For the nine months, ended September 30, 2012, revenues decreased $499,820, or 52.08%, from the nine months ended September 30, 2011. The decrease in sales is due primarily to the Pro Line Sports rescission on April 25, 2012. Although the rescission has impacted Feel Golf’s near term sales, former acquisition has allowed us to expand into the golf accessory niche market. With the acquisition of Pro Line, we expected our reliance on outside capital to decrease; however, post rescission, we will continue to require capital in the short term.

Cost of Sales

For the nine months ended September 30, 2012, our costs of sales decreased $36,310, or 10.55%, from the same period in 2011. Cost of sales have decreased as a percentage of  sales  due to earlier write-down’s of certain product lines in addition to the sale of inventory at or below cost under the rescission agreement dated April 25, 2012. . In the future, we expect that our cost of sales increase in actual dollars consistent with volume increases, but will not as a percentage of sales as our higher margin golf and non-golf accessory business may  expand our margins.

Gross Profit

For the nine months ended September 30, 2012, overall gross profit decreased $463,510, or 75.30%, as compared to the same nine-month period in 2011. A significant decrease in gross profit is attributable to the   Pro Line Sports rescission combined with the liquidation of other unprofitable lines. We anticipate our higher margin golf and non-golf accessory business will necessarily expand margins.

Operating Expenses

For the nine months ended September 30, 2012, our operating expenses decreased by $1,635,844, or 66.92%. This decrease is primarily attributable to a large issuance of stock for services made in 2011. The Company issued stock for services totaling $ -0-  during the nine months ended September 30, 2012 compared to $1,087,200  during the same nine month period in 2011. Other operating expenses have decreased with the rescission of the operating expenses of Pro Line Sports.

Other Income (Expenses)

For the nine months ended September 30, 2012, our other income (expenses) decreased $309,601 or 70.62%, over the same nine-month period in 2011. The decrease is due primarily to decreases in interest expense on debts due to the amortization of beneficial conversion features related to convertible notes issued in 2010 and 2011.

Net Loss

For the nine months ended September 30, 2012, our net loss was $786,938, a decrease of $1,480,516 or 65.29% over the nine months ended September 30, 2011. Included in our net loss are various non-cash expenses related to depreciation, stock issued for services, embedded beneficial conversion features included in our convertible notes payable, and a reserve for inventory obsolesce. Non-cash stock based compensation required by ASC 805 totaled $ -0- and $1,087,200, respectively. Amortization of beneficial conversion features included in interest expense totaled $49,464 and $309,125 respectively. Non-cash reserves for inventory obsolesce was $39,998 during the nine months ended September 30, 2012 compared with $475,832 during the comparative nine-month period in 2011. The depreciation and amortization of fixed assets and intangible assets totaled $195,805 and $198,557 respectively. Absent these large, non-cash expenses our net operating losses for the nine months ended September 30, 2012 and 2011 would have been $501,351 and $196,740 respectively.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $4,408 as of September 30, 2012 compared to cash of 18,991 as of December 31, 2011. Net cash used in operating activities for nine months ended September 30, 2012 and 2011 was $215,697 and $104,855 respectively. Our cash used in operating activities did increase largely due to lost margin as a percentage of sales when compared to the same period in 2011.

Cash flows used in investing activities totaled $5,350 and $233,076 for the nine months ended September 30, 2012 and 2011, respectively. The purchase down payment to Pro Line Sports in February 2011 accounted for $225,000.

Cash flows provided by financing activities totaled $206,464 during the nine months ended September 30, 2012 compared to $347,240 for the nine months ended September 30, 2011. During 2012, we received proceeds from related party notes of $52,244 and made repayments on loans from related parties of $22,513. We also were relieved of $1,048,772 in related party notes payable, in exchange for the relinquishment of our rights to intellectual property stated at $1,226,305, associated with the Pro Line acquisition, as a result of the rescission agreement dated April 25, 2012.

At the present level of business activity, our ongoing monthly gross operating cash disbursements are expected to average approximately $40,000. As of September 30, 2012, we have net working capital of $(136,246).

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules  13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure and control procedures are also designed to ensure that such information is accumulated and communicated to management, including the chief executive officer and principal accounting officer, to allow timely decisions regarding required disclosures. As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of September 30, 2012, our disclosure controls and procedures were not effective due to a lack of adequate segregation of duties and the absence of an audit committee.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

In order to remedy our existing internal control deficiencies, and as our finances allow, we will hire additional accounting staff.

Changes in Internal Control over Financial Reporting

Management has evaluated whether any change in our internal control over financial reporting as of September 30, 2012. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

NONE

ITEM 1 - LEGAL PROCEEDINGS

A)
On October 11, 2012, Pro Line Sports amended their lawsuit to include officers and directors as alleged conspirators to their infringement allegation. Our patent counsel has opined that our design does not infringe. Settlement negotiations continue as the date of this filing.

ITEM 1A - RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

ITEM 5 - OTHER INFORMATION

David Otterbach resigned from his positions as Chief Operating Officer and a member of the Board of Directors on September 21, 2012.

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

FEEL GOLF CO., INC. (Registrant)

Date: January 23, 2013	By:	/s/ Lee Miller
Lee Miller Chief Executive Officer and Chief Financial Officer