Form 10-K
period 2012-12-31
FEEL GOLF CO INC
filed 2013-03-12
CIK 1141673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 3330-153699

FEEL GOLF CO., INC.
(Exact name of issuer as specified in its charter)

California	77-0532590
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

510 Central Park Drive Sanford, FL 32771	32771
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (321 397 2072)

Securities registered under Section 12(b) of the Exchange Act:	None

Securities registered under Section 12(g) of the Exchange Act:	Common stock, par value $0.0001 and Preferred stock par value $0.0001 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

As of December 31, 2012, the registrant had 105,902,785 common shares issued and outstanding, and as of March 11, 2013, we have 130,602,785 outstanding.

On March 11, 2013, the aggregate market value of voting stock (based upon the closing price of the registrant’s Common stock of the latest date being March 8, 2013) held by non-affiliates of the Registrant was $1,820,000.

Documents Incorporated by Reference:
None.

PART I

ITEM 1 - Description of Our Business

Feel Golf Co., Inc. (“Company”, “Feel Golf”, “we”) was incorporated on February 14, 2000 in the State of California. From 2000 to February 12, 2009, we operated as a private business and focused on developing products both in the golf club (equipment) and golf grip (accessory) categories. On February 12, 2009, the SEC approved our S-1 filing to become a publicly traded company. Research and Development costs were accounted for under our general selling and administrative costs (“GS&A”) during this time. Our annual revenues have historically ranged between $500,000 and $ 1.5 million. This has resulted in significant operating losses, requiring additional capital from our CEO, and private lenders, with total investment and loans to date of approximately $6 million.

We produce golf clubs including drivers, irons and wedges, golf ball retrievers and other accessories.

Our wedges and irons are pressure cast and made of a blend of soft metals in what we believe to be a lower drag-coefficient thereby improving a golfer’s ability for more accurate shots. Manufacturing and assembly technologies assure that each wedge/iron has the same feedback and feel. Most of our golf clubs and golf grips conform to the rules of golf as set out by the United States Golf Association (USGA) and The Royal and Ancient Golf Club (R&A).

In late 2004, we introduced to the market a reverse-taper golf grip named “The Full Release “TM Performance grip. A “reverse taper” golf grip is simply a golf grip whose taper is the opposite (or reversed) of the industry standard golf grips used today. Specifically, a reverse taper golf grip is smaller in diameter at the butt end of a golf grip and gets larger in diameter towards the shaft end – the opposite of today’s standard golf grips. We believe the reverse taper golf grip is more ergonomically designed to better fit the fingers of a golfer’s hand, promoting a full release at impact and producing a more powerful golf swing. “The Full Release “TM Performance Grip was named “Top Discovery” at the International PGA Show in Orlando, FL, and is endorsed by the United States Schools of Golf (USSOG), as their “Official Golf Grip.” We are told the USSOG represents over 60 teaching facilities throughout the country. Also touted by a leading golf magazine as possibly “The most important change in golf over the last 100 years”

In 2013, our third generation reverse taper golf grip was launched as “The Pro Release”™ Performance golf grip and we offer this grip in four different colors.

The base manufacturing of all components including club heads, shafts, and grips is currently outsourced. Final assembly and shipping is handled in our corporate headquarters based in Sanford, FL, utilizing staff trained by PGA members trained in the art of club making. Manufacturing assembly techniques are used in compliance with our design and quality control requirements.

In January 2011, we launched a new wedge design called, the “Tour PVD” USGA conforming wedges. The new line added several non-conforming wedges and irons to our club line. Non-conforming means we intentionally do not conform to the new USGA 2010 groove rules.

We sell our golf clubs, grips, and accessories to U.S. and international distributors, wholesalers, and retailers, including retail sales on our website. We have international distribution channels through several countries covering the UK, most of Europe, Canada, Australia, Asian Pacific Rim countries, parts of Western Asia and South Africa.

Acquisition (s)

Acquisition # 1 ~ New to the Feel Golf product line in 2009 was Caldwell Golf's highly advanced Ceramic product line. In August 2009, Feel Golf acquired the assets of Caldwell Golf of Carlsbad, CA for 12,500 shares of Feel Golf’s common stock. The fair market value appraised by a certified third party was approximately $3,300,000.

The Caldwell Golf Company reportedly spent years developing Ceramic golf club technology into a final and an excellent Ceramic product line of putters, drivers, and fairway woods. The Caldwell Golf flagship product is their "Tsunami" putter line.

Acquisition # 2 ~ On February 11, 2011, we acquired Pro Line Sports (“Pro Line”), a distributor of golf ball retrievers and accessories. While we historically focused solely on golf clubs and golf grips, and since our acquisition of Pro Line Sports, we focused our business on golf grips, wedges, and Pro Line’s product lines. Their product line features golf accessories such as ball retrievers, and divot tools. Unfortunately, ongoing differences  between Feel Golf and the Seller, and after numerous lawsuits mutually filed, the parties agreed on April 25, 2012 via mediated settlement to rescind the acquisition. The two companies are now separate entities.

As part of the mediated settlement, Feel Golf, which occupied Pro Line’s building, was released without recourse from the 2-year property lease.

Due to the 2011 and 2012 events caused by the  mutual  lawsuit(s) which eventually led to the rescission of the Pro Line Sports acquisition, our now going forward focus is on increasing our accessory lines. In 2013, we will include unique products such as divot tools, state-of-the art patent pending Carbon Fiber 7 and 10 foot telescopic ball retrievers and our patent pending stainless steel 7 and 10 foot telescopic shaft(s). Also available is our Aluminum shaft retrievers in 12 and 15 foot lengths: The retrievers have our patent pending head and telescopic shaft design and are packaged in a clamshell  including a free head cover; a Reverse “SBST” putter grip and an oversize putter grip; a new line of Pro Release reverse grips and the popular conforming 73 degree wedge (RH/LH).

We currently do not have the necessary capital to implement our growth campaign and even if we are successful in raising sufficient capital, there can be no assurance that this capital and/or increased marketing efforts will increase revenues. There can also be no assurance we will be successful in raising sufficient growth capital to implement this campaign. Assuming we are able to raise sufficient capital in support of our growth strategy, we plan to further develop and expand our sales channels:

●	Direct to Consumer: We plan to use direct response marketing in advertisement and commercials, running primarily on Radio and TV, websites and our new social media campaign.

●	Social Media: we have established presence on various social media sites such as Facebook, LinkedIn, and Twitter.

●
Wholesale Distribution: We plan to increase our combined sales from the team of existing sales reps calling on U.S. major golf retailers to unveil our 2013 Carbon Fiber ball retriever product line during this event.

●	Internet Sales: We’ve engaged an outside web marketing firm with the goal of increasing our web sales and overall ranking.

●	International: Asia is a prominent international market where golf as a sport is rapidly growing and we intend to add Asian distributors.

●	Call Center and Inside Sales: We intend to increase our in house telemarketing sales staff selling direct to our consumers and handle both inbound and outbound customer communications and sales.

Marketing

We anticipate that the additional product lines derived from our recent acquisitions and when coupled with our new Pro Release™ grip and wedges should be attractive to golfers of all skill levels and incomes. With our premium wholesale price, the global market could represent a very significant opportunity with even minor market share penetration - potentially representing significant growth in total revenues. With a marketing campaign that we are ready to implement upon obtaining sufficient marketing capital, we plan to advertise the benefits of our product lines and build brand awareness. We believe our golf grips can capture   market share, similar to how Metal Woods, Graphite Shafts, and/or Soft Spikes garnered significant market share. However, there is no guarantee that we will be able to raise the capital needed to implement its campaign.

With respect to U.S. domestic marketing, we have vendor relationships with several major golf retail chains that represent the majority of US golf equipment sales. We believe that our largest customer base will be the major retail chains, but marketing awareness is required. With this opportunity clearly in mind, we will initially concentrate efforts to maximize sales results via marketing efforts geared to increase brand awareness and pre-sell the golfing customer. While we expect considerable efforts to sell to the major retailers and cultivating new, retailing chains, there remains literally tens of thousands of on course and off course pro shops in the market place.

We believe our international distributor network holds potential for sales growth and through these distributors’ efforts, to grow the Feel Golf brand name recognition especially as was anticipated with the purchase of Pro Line Sports and its well-established product lines. While the acquisition was rescinded, Feel Golf retained some of the Pro Line sales reps, and several customers. The biggest setback during the lawsuits occurred when many customers and sales reps decided they did not want to be involved and decided not to carry either parties’ product line. We intend to repair these relationships by offering new product lines as well as to continue marketing directly to the public through our website and with advertising programs designed to direct potential customers to retail customers, our on-line site or to our in-house sales personnel. Significant marketing efforts needs directed to this in-house channel with most sales at retail pricing bringing higher profit margins than realized via wholesale channels.

In mid 2013, we anticipate promoting our new one-of-a-kind patent pending Carbon Fiber ball retriever, wedges and grips.

Demand in the golf industry is partially driven by strong marketing and constant public relations. Likewise, successful product launches in the golf industry requires strategic marketing with strong awareness on the professional tours and the top teachers in golf. We intend to obtain endorsements of well-recognized PGA Teachers once capitalized, to validate our products to their Tour players and their recreational students and golfers worldwide. Additional strategic advertising and promotion plans includes:  endorsements, company press releases, additional TV spots, major golf magazine print ads,  media days for major magazine equipment writers sponsored by us, weekly schedules with retailer demo days, enhanced and continual in-store support programs, open-to-the-public as well as privately sponsored clinics, PGA & LPGA Tour presence, annual trade-shows, as well as a continuous in-house production of articles and editorials, as contributing writers, as offered by leading golf magazines.  Our product marketing emphasizes our belief in the many ways in which our newly expanded products are performance enhancing. The products’ unique selling points include the following:

●
We believe our products include quality components, excellent design characteristics and a quality control team trained by PGA professionals in compliance with exacting standards. We believe our patented and proprietary designs stand out among an otherwise dull product finish industry. Our club line originally was developed for Tour players by Tour players, for their own personal use in competitive play.

●
Quality manufacturing is a key component of our brand. Our clubs are neither “customized” for Tour players nor “mass-produced” for the public. We build only to orders and believe this is a most important distinction that creates a category of golf products that are made to exacting standards for high performance and playability that is unique among the major club manufacturers.

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

●
There are numerous industry models of commodity class grips available, with MSRP prices ranging from ~$3 to > $9 per grip. We believe our new Pro Release™ Performance grips can position as a major advance in golf equipment technology. Therefore, our golf grip is premium priced at a Manufacturer’s Suggested Retail Price (MSRP) of $10 each.

●
Industry prices for leading golf wedges range from $85 to over $175 each. Many well known brands compete in the “professional grade” segment of the market with MSRP around $125. Our wedges are priced the same (MSRP: $89 - $119) as many other brands, and we believe our quality and recognized playability imparts a higher perceived value to the customer.

●
Our 2103 accessory line includes divot tools, oversized putter grips, patent pending ball retrievers, and the new “SBST” reverse putter grip. We also have the in house ability to produce customer promotional logos on our retrievers, divot tools, and wedges for no extra charge.

At present, we do not have sufficient capital to implement and support our growth campaign. We intend to raise funds through a private and/or secondary public offering to support our model. We estimate upwards of $2,000,000 in capital will be required over the period (36 months) of our growth campaign to support acquisition(s) (via cash/stock) and sales.

●	Direct to Consumer: We plan to use direct response marketing in advertisement and TV commercials, running on The Golf Channel, web sites and national print media.

●
Wholesale Distribution: There are estimated to be more than 18,000 independent golf specialty stores in the U.S. alone, and over eight major USA retail golf chains, currently with an estimated 900 outlets and growing. Sales staff will provide ongoing service to the major retail outlets and larger independents. Our customers also include specialty golf catalog retailers reaching well over 15 million US golfers annually. We plan to launch this part of the campaign during the first quarter of the marketing campaign implementation.

●	Internet Sales: we intend to market our products on our web site at retail prices.

●
International: Our international sales alliances carry our clubs, grips, and other products into dozens of countries. Prominent in the international arena is Asia, where golf as a sport is rapidly growing and becoming a national pastime with millions playing the game. We plan on expanding our distributor base.

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

Competition

The golf equipment industry is highly competitive. We believe that our thirteen years of history is a strong indicator that we have excellent products with an established niche within the golf industry. Our major larger competitors are

For Golf Clubs;
Callaway
Nike
Taylormade
Titleist

For Traditional Golf Grips:
Golfpride
Lamkin
Winn

In this competitive market, except for one other grip company, we believe we are the largest grip company that produces a reverse-taper golf grip with multiple patent protections. We believe all of our products are uniquely designed in appearance, are different in playability, feel, and are beneficial for golfers of all skill levels.

Intellectual Property

Our intellectual property portfolio contains multiple trademarks, and patents with several patent pending applications.

Trademark

We currently own ten (10) registered trademarks that protect our company’s name as well as our products. Our products protected under these trademarks include golf clubs, golf grips, golf putters, golf bags, and golf bags. The ten (10) registered trademarks are (1) “Feel,” (2) “Feel Golf,” (3) “Sensation,” (4) “Competitor,” (5) “Dr. Feel,” (6) “Designer Wedges,” (7) “The Dart Thrower,” (8) “The Heater,” (9) “Full Release,” and (10) “Pro Release.”

Additional patents applications have been filed on new and unique golf ball retrievers.

Patents

Utility Patents

We currently have two issued utility patents titled “Improved Golf Club Grip”. These utility patents protect a golf club grip with a progressively reducing diameter from the cap end of the grip to the shaft end of the grip, commonly referred to as a reverse taper.

In the acquisition of Caldwell Golf two (2) additional utility and several design patents were acquired for the novel construction of golf club heads utilizing ceramics and cork. These patents have been assigned to Feel Golf by the patent office.

Design Patents

We also have nine issued design patents covering a variety of golf club head and grip designs.

Pending Patent Applications

We currently have pending additional patent applications for Golf Grips, Telescopic Shafts, Carbon Fiber ball retrievers and heads for the retriever.
Future Applications

We have utility and design patent applications that we may apply for over the next few years. Many of these inventions relate specifically to the golf clubs, grip, and ball retrievers.

ITEM 2 - Description of Property

In May 2011, Feel Golf relocated its corporate facility from California to Florida to occupy the former Pro Line Sports facility as part of the now rescinded Pro Line acquisition.

Our leased principal business office was located at 107 Commerce Way Sanford, FL 32771. As part of our Pro Line Sports rescission, we relocated our facility on May 1, 2012 to 510 Central Park Drive, Sanford, FL 32771 with a one year lease with a two year renewal option with no increase in the base rent of $1890 a month. (See Form 8-K filed May 4, 2012)

ITEM 3 - Legal Proceedings

At this time, the Company has current 2012/2013 litigation.

1)
January- On 1/21/2012, Feel Golf was served with a trademark and image preliminary injunction as an ongoing result of past law suits with Jim Light, Seller of Pro Line Sports. The acquisition unraveled due to discovery of material items not disclosed during due diligence. The mounting friction between the Seller and Buyer regarding these non-disclosures discovered post acquisition continued to increase. The injunction prevented Feel Golf from using the trademark and branded name of “Igotcha” and the image of Jim Light. Mediation ensued during February, March and into April without resolution from either counsel;

2)
April- As common sense was authored by the Mediator, Feel Golf decided to rescind the acquisition and the parties entered into an April 25, 2012 mediated settlement. The settlement agreement is described in the Company’s Form 8-K filed on May 4, 2012.  Major points of the settlement are that Feel Golf vacated the Pro Line rented premises rented from Pro Line on May 1, 2012 and sold back selected inventory to Pro Line Sports for $72,000.We also relinquished any rights to the Pro Line Sports Trademark “Igotcha”.

3)
September 2012 - Feel Golf was served with a new lawsuit by Igotcha Holdings, LLC (Pro Line Sports) with allegations of infringing on their telescopic shaft patent. On October 11, 2012, this suit was amended to include our former board of directors as conspirators to infringe. As of this filing date, settlement negotiations are in process. Our patent counsel opined that our new telescopic patent pending design does not infringe.

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

The following table sets forth the quarterly high and low sales prices as reported during the last two fiscal years ended December 31, 2012 and December 31, 2011.

Common Stock
Year Ended December 31, 2012	High	Low
First Quarter	$0.01	$0.01
Second Quarter	$0.015	$0.0011
Third Quarter	$0.005	$.0003
Fourth Quarter	$0.0045	$0.0003

Year Ended December 31, 2011	High	Low
First Quarter	$.42	$.15
Second Quarter	$.15	$.05
Third Quarter	$.05	$0.02
Fourth Quarter	$.03	$0.01

These quotations represent interdealer prices, without retail markup, markdown, or commission, and may not reflect actual transactions.

Holders

As of December 31, 2012 in accordance with our transfer agent and CEDE records, there are 245 record holders of our Common Stock.

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

Overview

During the year ended December 31, 2012, we raised capital from the CEO of Feel Golf. The loan(s) allowed us to continue day-to-day operations.

Our financial statements as of December 31, 2012, reflect a net operating loss of $1,343,843. This is based on gross revenues of $678,340, cost of sales of $336,305, operating expenses of $1,229,749, and other expenses including interest and taxes of $453,907.

Our financial statements as of December 31, 2011, reflect a net operating loss for year of $3,374,469. This is based on gross revenues of $1,449,967, cost of sales of $1,425,674, operating expenses of $2,912,432, and other expenses including interest and taxes of $486,330.

Our net operating loss for the year ending December 31, 2012 decreased by $2,000,425 from December 31, 2011 due primarily to a decrease in stock based compensation to employees and third parties of $1,087,200, as well as decreases in salaries and wages, inventory impairment costs, selling, general, and administrative expenses, and interest expense. Gross Sales for 2012, decreased by $771,627 or 53% primarily as a result of the loss of additional lines of business discussed above.

The fluctuation in percentage of sales per product category per reporting period, in addition to the loss of product lines, is based on what management believes relates a lack of adequate and sustained marketing capital to further educate consumers and build brand awareness on its golf grips and accessories since their introduction. Unlike the Company’s golf clubs, which have a long product history and greater product recognition, many of the Company’s other products are not as established yet in the marketplace.

Research and development costs were negligible during both years and we do not plan any research and development for the future 12 months.

Over the course of our thirteen (13) years of operating history, we have incurred substantial operating losses and we may not be able to continue our business. As of December 31, 2012, we have an accumulated deficit of
$16,444,297

We have historically experienced cash flow difficulties primarily because our operating expenses of being a public company have exceeded our revenues. We expect to decrease our operating losses for the immediate near future. These factors among others raise significant doubt about our ability to continue as a going concern. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be adversely affected. We can provide no assurance that we will obtain additional financing sufficient to meet our future needs on commercially reasonable terms or otherwise. There can be no assurance that we will be able to maintain operations as a going concern without an additional infusion of capital from other sources and there can be no guarantee we will be successful in obtaining capital from such sources. If we are unable to obtain the necessary financing, our business, operating results and financial condition will be materially and adversely affected.

We have four employees and our success is dependent on our ability to retain and attract personnel to operate our business, and there is no assurance that we can do so. Once and if we are sufficiently capitalized, we will recruit employees to help execute our business strategy and help manage growth of our business. Our business could suffer if we were unable to attract and retain highly skilled personnel or if we were to lose any key personnel and not be able to find appropriate replacements in a timely manner.

We expect to derive a substantial portion of our future revenues from the sales of retrievers, wedges, and golf grips. We have yet to fully launch an initial marketing phase due to the increasing cost of media and frequency required. Although we believe our products and technologies to be commercially viable,   if markets for our products fail to develop further or develop more slowly than expected or are subject to substantial competition, our business, financial condition, and results of operations will be materially and adversely affected.

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

The market for golf grips, golf clubs and accessories is highly competitive and one of the main reasons that Feel Golf added a lesser competitive line of unique accessories.

Our total sales in 2012 were lower than our 2011 sales. Moreover, due to the rescission of the Pro Line Sports acquisition, our revenues for 2012 were much lower than for 2011. Moreover, with the recent economic and market uncertainties here in the United States as well as internationally, there can be no assurance that sales will grow and/or be maintained at their present level and may in fact, decline in the future.

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

We rely on a combination of trade secrets, trademark law, and other measures to protect our trademarks, license, proprietary technology, and know-how. However, we can provide no assurance that competitors will not infringe upon our rights in our intellectual property or that competitors will not similarly make claims against us for infringement. If we are required to be involved in litigation involving intellectual property rights, our business, operating results and financial condition will be materially and adversely affected.

It is possible that third parties will claim infringement by us, such as presently with Igotcha Holdings regardless of merit, claimed with respect to past, current, or future technologies. We expect that participants in our markets will increasingly be subject to infringement claims and look for settlement vs. litigation as the number of services and competitors in our industry grows. Claims, whether meritorious or not, could be time-consuming, may result in costly litigation and could cause service upgrade delays or require us to enter into royalty or licensing agreements. These royalty or licensing agreements might not be available on commercially reasonable terms or at all.

New technologies such as the products developed by us may contain defects when first introduced. Our introduction of technology with defects or quality problems may result in adverse publicity, product returns, reduced orders, uncollectible or delayed accounts receivable, product redevelopment costs, loss of, or delay in market acceptance of our products or claims by customers or others against us. Such problems or claims may have a material and adverse effect on our business, financial condition, and results of operations.

Plan of Operation

We make golf clubs, golf grips, and now a line of ball retrievers and other accessories. Our primary business and marketing plans are focused on golf grips, wedges, and retrievers. We believe that with capital we could launch an aggressive and well-directed marketing campaign to rapidly grow our revenue and significantly maximize our market potential.

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

Results of Operations

The golf industry as reported by several industry organizations are in a state of flux, though the total number of worldwide golfers as reported by the industry has increased, primarily due to the increase in golf as a major sport in Asia. However, there can be no assurance that the golf industry will continue growing and may in fact decline. We believe there have been no industry trends that have significantly affected (positively or negatively) our operating results including fluctuations in revenues for the reporting periods below. Based on input from our major customers, we believe that sufficient marketing and capital is essential to us growing revenues in the highly competitive golf industry.

Years Ended December 31, 2012 and 2011

				Percentage
	December 31,	December 31,	Increase	Increase
	2012	2011	(Decrease)	(Decrease)
Revenues	678,340	$1,449,967	$(771,627)	(53)%
Cost of Sales	336,305	1,425,674	(1,089,369)	(76)%
Gross Profit	342,305	24,293	(317,742)	1308%
Operating Expenses	1,229,749	2,912,432	(1,682,683)	(58)
Other Expenses	453,907	486,330	(32,423)	(7)
Income Taxes	2,222	-	(2,222)	0%
Net Loss	(1,343,843)	$(3,374,469)	$(2,030,626)	(60)%

Basic and Fully Diluted Loss Per Common Share	(0.04)	$(0.34)
Weighted Average Basic and Fully Diluted Common Share Outstanding	30,788,630	10,021,933

Revenues

For the year, ended December 31, 2012 revenues decreased 53% from the year ended December 31, 2011. Our acquisition of Pro Line Sports added significant product sales and we believed this acquisition would allow us to expand into the golf accessory market in 2011 and thereafter. The acquisition although rescinded, gave us engineering insight for developing our own line of patent pending ball retrievers. This new accessory product line adds a new sales channel in addition to the existing channels for our golf grips and clubs. Because of the acquisitions and the expected increase in revenue from new sales, we expected our reliance on outside capital to decrease. However, due to the rescission, we continue to require near term capital to meet our growth and profit goal.

Cost of Sales

For the year ended December 31, 2012, our costs of sales decreased 76% over the year ended December 31, 2011. This decrease is primarily due to corresponding decreases in sales as a result of the Pro Line rescission.  Our margin has improved compared to year ended December 31, 2011 primarily due to our focus on a higher margin sales mix, including, non conforming golf clubs, ball retrievers and other accessories.

Gross Profit

For the year ended December 31, 2012, our gross profit increased 1,308% over the year ended December 31, 2011. A focus on a higher margin sales mix of our accessory line contributed to this increase. Whereas in 2011, we sold product at a much greater discount from wholesale on products such as Caldwell Golf and Pro Line.

Operating Expenses

For the year ended December 31, 2012, our operating expenses decreased by $1,682,683. This is principally due to a decrease in stock based compensation of $1,087,200, salaries and wages of $125,370,inventory impairment charges of $475,832, SG&A expenses of 283,227, offset primarily by increases in goodwill impairment charges of $186,741 and professional fees of $80,619.

Stock issued for services during 2012 totaled 83,333,333, common shares valued at $250,000. This is compared with stock issued for services in 2011 of 594,661 common shares valued at $61,400.

Other Expenses

For the year ended December 31, 2012, our other expenses decreased $32,423 over the year ended December 31, 2011. Interest expense on debts owed to both related parties and on the new convertible notes issued decreased $328,084, due to a decrease in the amortization of the Beneficial Conversion Feature and convertible debt interest of $343,433, offset by an increase in related party interest of $15,349.

During the last part of the year 2012, the Company placed $62,300 with collection agencies. GBM of Edison, NJ, our largest bad debt, declared bankruptcy in November 2012. We engaged counsel in September 2012 on contingency to pursue the GBM collection and ask the court to return the product. Due to complications involved in the bankruptcy proceeding and our status as a general unsecured creditor, collection is doubtful, but we are attempting to locate and recover our product for return.

Net Loss

For the year ended December 31, 2012, our net loss decreased $2,030,626 over the year ended December 31, 2011. Of our total net loss of $1,343,843, the amount of $737,397 was due to non-cash expenses such as stock issued for services, impairment of goodwill  and depreciation and amortization expense.

Currently, our revenues are not large enough yet to create a breakeven scenario. Our need for outside capital increases with the rescission of Pro Line Sports. We will need capital to expand operations and develop sales.

LIQUIDITY AND CAPITAL RESOURCES

For the Years Ended December 31, 2012 and December 31, 2011

At December 31, 2012, we had cash of $11,145 as compared to cash of $18,991 as of December 31, 2011. Net cash used in operating activities for the year ended December 31, 2012 was $567,485 as compared to $60,891 for the year ended December 31, 2011. This increase of $506,594 in cash used in operating activities as compared to the prior year is reflective of the decrease in sales due to the rescission of the Pro Line 2011 acquisition.

Cash flows used in investing activities totaled $297,017 and ($233,877) for the years ended December 31, 2012 and 2011, respectively. The 2011 total includes $225,000 for the down payment to acquire Pro Line Sports.

Cash flows provided by financing activities totaled $262,622 and $313,759 in 2012 and 2011, respectively. Our cash from financing activities in 2012 consisted primarily of funds received from our CEO, proceeds from convertible notes payable of $25,000, and the excess of amounts realized from the exchange of intellectual property for related party notes payable of $177,733. In 2011, we raised net proceeds of $290,000 from related parties.

At the present level of business activity, our ongoing monthly gross operating cash disbursements are expected to average approximately $35,000. As of December 31, 2012, we had net working capital of ($22,260).

RECENT ACCOUNTING PRONOUNCEMENTS AFFECTING US

For a detailed list of recent accounting pronouncements affecting our company, please refer to Note 1 in our financial statements.

Critical Accounting Policies

Our discussion and analysis of its financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

W. T. UNIACK & CO. CPA’S, P.C.
CERTIFIED PUBLIC ACCOUNTANTS
Licensed in Georgia and Ohio

1003 Weatherstone Pkwy., Ste. 320	12600 Deerfield Pkwy., Ste 100
Woodstock, GA 30188	Alpharetta, GA 30004
Phone: 770-592-3233	Phone: 678-773-0251

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

March 4, 2013

Board of Directors
Feel Golf Co., Inc.

We have audited the accompanying consolidated balance sheet of Feel Golf Co., Inc. (the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2012 and 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and changes in stockholders’ deficit and its cash flows for the years ended December 31, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 of the notes to the accompanying consolidated financial statements, the financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in the footnotes, the Company has current assets of $315,642 and current liabilities of $664,795.  In addition, the Company has an accumulated deficit of ($16,444,297) and is dependent on, at least, maintaining current revenue levels. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/W. T. Uniack & Co. CPA’s P.C.
Woodstock, Georgia

FEEL GOLF CO., INC
Balance Sheets

ASSETS
	December 31,
	2012	2011
CURRENT ASSETS
Cash	$11,145	$18,991
Accounts receivable, net of allowance for doubtful accounts of $59,759 and $10,000, respectively	8,568	194,829
Barter receivable	191,270	33,043
Receivable from shareholder	329	-
Inventory (net of reserve)	101,354	268,705
Prepaid expenses		6,619
Other Current Assets	2,976
Total Current Assets	315,642	522,187

PROPERTY, PLANT and EQUIPMENT, net	308,670	393,151

OTHER ASSETS
Intellectual property, net		479,391
Goodwill	-	1,226,305

TOTAL ASSETS	$624,312	2,621,034

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$212,261	$256,453
Bank overdraft		-
Current portion of long term debt	326,893	41,244
Accrued Interest	125,641	67,618
Total Current Liabilities	664,795	365,315

LONG-TERM LIABILITIES
Convertible debenture, net		239,674
Related party notes payable	886,856	1,874,541
Total Long-term Liabilities	886,856	2,114,215

TOTAL LIABILITIES	1,551,651	2,479,530

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 20,000,000 shares
authorized, 6,828,200 shares
issued and outstanding, respectively	683	683
Common stock, $0.0001 par value; 6,000,000,000 shares
authorized, 105,902,785 and shares
issued and outstanding, respectively	105,903	22,570
Additional paid-in capital	15,410,372	15,218,705
Accumulated deficit	(16,444,297)	(15,100,454))
Total Stockholders' Equity	(927,339)	141,504

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$624,312	$2,621,034

The accompanying notes are an integral part of these financial statements.

FEEL GOLF CO., INC
Statements of Operations

	For the Years Ended
	December 31,
	2012	2011
REVENUES, NET	$678,340	$1,449,967
COST OF SALES	336,305	1,425,674
GROSS PROFIT (LOSS)	342,035	24,293

OPERATING EXPENSES
Salaries	192,692	318,062
Impairment of inventory	-	475,832
Stock based compensation	-	1,087,200
Advertising	32,813	46,761
Professional fees	371,530	290,911
Depreciation	300,656	265,122
Other selling, general and administrative expenses	145,317	428,544
Impairment of Goodwill	186,741
Total Operating Expenses	1,229,749	2,912,432

LOSS FROM OPERATIONS	(887,714)	(2,888,139)

OTHER INCOME AND (EXPENSE)

Interest income	-	46
Interest expense	(103,834)	(447,267)
Interest expense - related party	(54,458)	(39,109)
Loss on retirement of fixed assets	(6,196)
Other Income and (Expense)	(289,419)	-

Total Other Income and (Expense)	(453,907)	(486,330

NET LOSS BEFORE TAXES	(1,341,621)	(3,374,469)
PROVISION FOR INCOME TAXES	(2,222)	-

NET LOSS	$(1,343,843)	$(3,374,469)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.04)	$(0.34)

WEIGHTED AVERAGE NUMBER OF BASIC AND
DILUTED COMMON SHARES OUTSTANDING	30,788,630	10,021,933

The accompanying notes are an integral part of these financial statements.

FEEL GOLF CO., INC
Statements of Stockholders' Equity

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2010	708,200	71	1,192,743	1,193	13,278,209	(11,725,985)	1,553,488

Common stock issued for services at $0.06 per share	-	-	594,661	595	60,805	-	61,400
Common stock issued in conversion of debt			20,782,048	20,782	513,481		534,263
Preferred stock issued for services	6,120,000	612			1,076,210	-	1,076,822

Value of beneficial conversion feature	-	-	-	-	290,000	-	290,000
Net loss for the year ended December 31, 2011	-	-	-	-	-	(3,374,469)	(3,374,469)
Balance, December 31, 2011	6,828,200	$683	22,569,452	$22,570	$15,218,705	$(15,100,454)	$141,504

Common stock issued for services at $0.03 per share	-	-	83,333,333	83,333	166,667	-	250,000
Common stock issued in conversion of debt			-
Preferred stock issued for services		-				-

Value of beneficial conversion feature	-	-	-	-	25,000	-	25,000
Net loss for the year ended December 31, 2012	-	-	-	-	-	(1,343,843)	(1,343,843)

Balance, December 31, 2012	6,828,200	$683	105,902,785	$105,903	$15,410,372	$(16,444,297)	$(927,339)

The accompanying notes are an integral part of these financial statements.

FEEL GOLF CO., INC
Statements of Cash Flows

	For the Years Ended
	December 31,
	2012		2011
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss		$(1,343,843)	$(3,374,469)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Loss on retirement of fixed assets		6,196
Bad debt expense		2,277	86,874
Depreciation		300,657	265,122
Stock issued for services		250,000	1,138,222
Amortization of beneficial conversion feature		46,975	341,366
Impairment of inventories		-	475,832
Changes in operating assets and liabilities:
Accounts receivable		(183,982)	(249,858)
Barter receivable		(158,227)	(17,636
Inventory		127,353	1,074,212
Receivable from shareholder		(329)	-
Prepaid expenses		6,619	13,371
Accounts payable and accrued expenses		13,831	(182,491)
Other assets		(2,976)	3,582

Net Cash Used in Operating Activities		(567,485)	(60,891)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of customer list		-	(225,000)
Write off of intangible asset		305,067
Purchase of property and equipment		(8,050)	(8,877)

Net Cash Used in Investing Activities		297,017	(233,877)

CASH FLOWS FROM FINANCING ACTIVITIES

Bank overdraft repaid			(10,534)
Exchange of intellectual property for retirement of related party debt		1,226,305
Exchange of related party note payable		(1,048,572)
Repayment of related party payable		(26,145)	-
Proceeds from related party notes payable		87,034	284,277
Repayment of notes payable		(1,000)	(249,984)
Proceeds from notes payable		25,000	290,000

Net Cash Provided by Financing Activities		262,622	313,759

NET INCREASE (DECREASE) IN CASH		(7,846)	18,991
CASH AT BEGINNING OF PERIOD		18,991	-

CASH AT END OF PERIOD		$11,145	$18,991

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest		$8,529	$17,217
Income taxes		2,223	-

NON CASH FINANCING AND INVESTING ACTIVITIES
Acquisition of subsidiary for notes payable	$		$1,038,532
Stock issued in conversion of convertible notes			534,263

The accompanying notes are an integral part of these financial statements.

FEEL GOLF CO., INC.
Notes to the Financial Statements
December 31, 2012 and 2011

NOTE 1 – NATURE OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
Feel Golf Co., Inc. (the "Company") was incorporated on February 14, 2000 under the laws of the State of California in the United States of America. The Company designs, manufactures, and conducts international marketing and sales of its golf clubs and golf club grips. The Company's products are based on proprietary patented technology that is used to produce golf clubs, accessories and golf grips, which the Company believes, have the best "feel" of any golf clubs and golf grips in the market.

Basis of Presentation
The financial statements, prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America, include the assets, liabilities, revenues, expenses, and cash flows of the Company.

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

Reclassification of Financial Statement Accounts
Certain amounts in the December 31, 2011 financial statements have been reclassified to conform to the presentation in the December 31, 2012 financial statements.

Cash and Cash Equivalents
For purposes of the balance sheets and cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at time of purchase to be cash equivalents.

Concentrations of Risk
The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $250,000 USD. At December 31, 2012, the Company’s bank deposits did not exceed the insured amount.

Concentrations of Credit Risk and Customers
The Company is diligent in attempting to ensure that it issues credit to credit-worthy customers. However, the Company's customer base is small and our accounts receivable balances are usually over 90 days outstanding, and that exposes the Company to significant credit risk. Therefore, a credit loss can be significant relative to the Company's overall profitability. However, through the year ended December 31, 2012, the Company suffered a significant credit loss, but does not expect to incur such losses in the near future. However, a major Pro Line Sports customer was allowed a 2012 year end volume earned cash rebates of approximately $29,000 which this agreement was undisclosed and unexpected. This rebate occurred in January 2012. During 2012, the Company has $62,300 placed with outside collection agencies

Trade Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts represents the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable balance. The Company determines the allowance for doubtful accounts based upon historical write-off experience and current economic conditions. The adequacy of its allowance for doubtful accounts is reviewed on a regular basis. Receivable balances past due over 90 days, which exceed a specified dollar amount, are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts totaled $62,036 as of December 31, 2012 and $59,759 as of December 31, 2011.

FEEL GOLF CO., INC.
Notes to the Financial Statements
December 31, 2012 and 2011

NOTE 1 – NATURE OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Barter Receivable
The Company is involved in several barter organizations that involve the sale of the Company’s products and the Company has access to goods and services of member organizations of the barter organizations. The Company applies ADC 845, “Accounting for Non-Monetary Transactions”, the provisions of ASC 840, “Accounting for Barter Transactions Involving Barter Credits” and ASC 840 “Accounting for Advertising Barter Transactions”. Barter sales were $191,270 and $33,043, in 2012 and 2011 respectively.

As of December 31, 2012 and 2011, the Company had built up a receivable of goods and services through the barter organizations of $191,270 and $33,043 respectively.

Inventory
Inventories acquired in connection with our Caldwell acquisition are valued at their fair market value based on an independent appraisal. Our remaining inventories are stated at the lower of cost or market using the first in, first-out (FIFO) cost method of accounting. Inventories are adjusted for estimated obsolescence and have been written down to net realizable value based upon estimates of future demand and market conditions.

At the close of the year ended December 31, 2011, the Company tested its inventory for potential impairment. Using a future cash flow model, the Company determined that its inventory’s carrying value exceeded its net realizable value. Accordingly, the Company impaired the value of its inventory by $475,832. The company did not recognize any impairment for year ended December 31, 2012.

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

Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent from other groups of assets. The evaluation of long-lived assets requires the Company to use estimates of future cash flows. However, actual cash flows may differ from the estimated future cash flows used in these impairment tests. As of December 31, 2012, management does not believe any of the Company’s long-lived assets were impaired.

FEEL GOLF CO., INC.
Notes to the Financial Statements
December 31, 2012 and 2011

NOTE 1 – NATURE OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Valuation of Long-Lived Assets (continued)
Below is a table identifying the intangible assets subject to amortization and estimated amortization over the next two years and after. At December 31, 2012, management determined that the remaining net book value of its purchased patents, copyrights, and Intellectual property related to the Caldwell acquisition should be valued at zero, as follows:

Original values of Intangible assets
Purchased patents, copyrights and IP	$871,620

Estimated future amortization (years)
To-date	$566,553
Remaining balance subject to write off at 12/31/12:	305,067

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

Level 3-Inputs are unobservable inputs that reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the balance sheets for cash, accounts receivable, loans payable, and accounts payable and accrued expenses, approximate their fair market value based on the short-term maturity of these instruments. The following table presents assets and liabilities that are measured and recognized at fair value as of September 30, 2012, on a non-recurring basis:

Assets and liabilities measured at fair
value on a recurring and nonrecurring				Total
basis at December 31, 2012:				Carrying
Nonrecurring:	Level 1	Level 2	Level 3	Value
Convertible debenture	$-	$-	$(326,893)	$(326,893)
Related party notes payable	-	-	(886,856)	(886,856)
Total	$-	$-	$(1,213,749)	$(1,213,749)

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
December 31, 2012 and 2011

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

The following tables present the fair value of financial instruments as of December 31, 2012, by caption on the condensed balance sheet and by ASC 820 valuation hierarchy described above.

	Related Party	Convertible
Level 3 Reconciliation:	Notes Payable	Debentures
Level 3 assets and liabilities at December 31, 2011:	$(1,874,541)	$(280,918)
Purchases, sales, issuances and settlements (net)	(987,685)	(45,975)
Total level 3 assets and liabilities at December 31, 2012	$(886,856)	$(326,893)

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

Advertising Costs
The Company expenses the costs of advertising as advertising is normally in short-term publications. Total advertising costs for 2012 and 2011 were $32,813 and $46,761, respectively.

Stock-Based Compensation
The Company follows the provisions of ASC 718, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The Company uses the Black-Sholes pricing model for determining the fair value of stock based compensation.

Equity instruments issued to non-employees for goods or services are accounted for at fair value and are marked to market until service is complete or a performance commitment date is reached, whichever is earlier.

FEEL GOLF CO., INC.
Notes to the Financial Statements
December 31, 2012 and 2011

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

In July 2006, the FASB issued ASC 740, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a return. ASC 740 provides guidance on the measurement, recognition, classification, and disclosure of tax positions, along with accounting for the related interest and penalties. ASC 740 became effective as of January 1, 2007 and had no impact on the Company’s financial statements.

The charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

Basic and Diluted Net Loss per Share
Basic and diluted loss per common share is calculated using the weighted average number of common shares outstanding during the period. For the year ended December 31, 2012 and 2011, the Company did not have any dilutive instruments to be included the calculation of earnings per share.

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

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers, and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166.

FEEL GOLF CO., INC.
Notes to the Financial Statements
December 31, 2012 and 2011

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

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements, and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued.

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

FEEL GOLF CO., INC.
Notes to the Financial Statements
December 31, 2012 and 2011

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. During the year ended December 31, 2012, the Company realized a net loss of $1,343,843, and has incurred an accumulated deficit of $16,444,297. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3 – INVENTORY

As of December 31, the Company’s inventories comprised the following:

	2012	2011
Raw Materials	$29,714	$198,600
Finished Goods	59,518	70,105
Total Inventory	$89,232	$268,705

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	2012	2011
Furniture & Office Equipment	$341,510	$370,924
Plant Equipment & Production Tooling	614,733	609,383
Trade Show Booth	53,138	53,138
Total Property and Equipment	1,009,381	1,033,445
Less: Accumulated Depreciation	(700,711)	(640,294)
Net Property and Equipment	$308,670	$393,151

NOTE 5 – RELATED PARTY TRANSACTIONS

Over the course of the Company’s history loans for operating purposes have been made to the Company by the CEO of the Company. The related party notes payable total $886,856 and $825,969 at December 31, 2012 and 2011, respectively. These notes carry interest at 7% and have balloon payments that are due in full on December 31, 2012. One loan is unsecured and the other is a commercial loan under the Uniform Commercial Code and is secured by a blanket lien on the Company’s assets. The secured loan totals approximately $759,531as of December 31, 2012. For the year ended December 31, 2012 and 2011, the Company accrued $54,438 and $41,135 in interest expense on these loans, respectively.

As of December 31, 2012, accrued but unpaid compensation payable to the CEO totals $39,308.

NOTE 6 – CONVERTIBLE DEBENTURES

Beginning on February 11, 2011 through December 31, 2012 the Company entered into multiple convertible debenture agreements with a third party. These debentures carry interest at 8 to 15% per annum, are due in full starting on March 19, 2012, and are collateralized by 600,000 shares of the Company’s common stock held in escrow. At the option of the holder, any outstanding principal, and unpaid interest, balance is convertible into shares of the Company’s common stock. The conversion price is the higher of a) 50% of the average of the five lowest closing prices for the Company’s stock during the previous 15 trading days or b) $0.0001.

On January 29, 2013, the Company received notice of a pending loan default from its convertible note holders. In accord with the pending default, the company received forbearance agreement notices from its three (3) lenders. Revision is section 2.1 of the notes call for the lower converting price of .0001 per share. (See 8K filed February 13, 2013)

As of January 13, 2013, the Company is in forbearance for nonpayment of three (3) convertible debentures totaling $326,893 and accrued interest of $100,938.

FEEL GOLF CO., INC.
Notes to the Financial Statements
December 31, 2012 and 2011

NOTE 6 – CONVERTIBLE DEBENTURES (CONTINUED)

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms of these debentures and determined that a beneficial conversion feature (BCF) exists. The Company calculated the value of the BCF using the intrinsic method based on the stock price on the day of commitment, the discount as agreed to in the debenture, and the number of convertible shares. The combined value of the BCF for all debentures is $. The BCF has been recorded as a discount to the debenture payable and to Additional Paid-in Capital.

In accordance with ASC 470, the Company is amortizing the BCF over the life of the debentures. As of December 31, 2012, the Company has recognized $46,975 in amortization, which has been charged to interest expense resulting in a carrying value of the notes of $326,893 as of December 31, 2012.

On separate dates, the holder of these notes elected to convert a total of $ -0- of these debentures into shares of common stock. Based on the conversion terms, the holders received zero shares of the Company’s common stock resulting in an average conversion price of less than $0.01 per share.

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

On September 23 2011, the Company increased its authorized shares of common stock to 6 billion shares and the Series A Preferred Stock to 20 million shares.

On March 21, 2012, the Company authorized a 100:1 reverse split of its common stock.

On multiple dates in 2010, the Company issued 403,232 shares of common stock to convert a total of $160,010 of convertible debentures.

On December 28, 2010, the Company issued 70,000 common shares to a consultant for services valued at $11,900 based on the market value of the stock on the day of the Board’s issuance.

On November 1, 2010, the Company issued 1,500 common shares to a consultant for services valued at $1,125 based on the market value of the stock on the day of the Board’s issuance.

FEEL GOLF CO., INC.
Notes to the Financial Statements
December 31, 2012 and 2011

NOTE 7 - STOCKHOLDERS’ EQUITY (CONTINUED)

On October 7, 2010, the Company issued 16,000 to consultants for advertising services valued at $17,600 based on the market value of the stock on the day of issuance.

On September 13, 2010, the Company issued 10,000 shares of its common stock for services valued at $10,000 based on the market value of the stock on the day of issuance.

On August 25, 2010, the Company issued 1,750 shares of its common stock for services valued at $1,750 based on the market value of the stock on the day of issuance.

On August 9, 2010, the Company issued 1,339 shares of its common stock for services valued at $2,679 based on the market value of the stock on the day of issuance.

On August 4, 2010, the Company issued 34,500 shares of its common stock for services valued at $69,000 based on the market value of the stock on the day of issuance.

On March 22, 2010 the Company, issued 1,500 shares of its common stock the settle accounts payable totaling $6,000.

On May 21, 2010, the Company issued 382,360 shares of its common stock for services rendered to the Company. The services were valued based on the $0.01 fair market value of the common stock on the date of issuance.

On May 21, 2010, the Company issued 150,000 shares of its common stock as a prepayment for advertising services. The contract was valued based on the $0.01 fair market value of the common stock on the date of issuance. On October 28, 2010, the Company signed a mutual release and settlement contract with a consultant who was issued shares for services in a prior year. It was agreed that of the 150,000 shares originally issued, 75,000 was returned to the Company’s treasury and immediately cancelled.

On March 16, 2010, the Company issued 358 shares of its common stock for services valued at $3,588 based on the market value of the stock on the day of issuance.

On March 1, 2010, the Company issued 70 shares of its common stock for services valued at $1,740 based on the market value of the stock on the day of issuance.

On February 2, 2010, the Company sold 1,000 shares of its common stock to an investor for $6,000 cash.

On January 7, 2010, the Company issued 70 shares of its common stock for services valued at $1,750 based on the market value of the stock on the day of issuance.

2011 Issuances are below:

The Company issued 20,782,048 common shares in 2011 inclusive of the common share issuances listed above for 2011 note conversions.

The Company issued 6,120,000 shares of Series A Preferred Stock to directors and employees in lieu of compensation.

2012 Issuances are below:

83,333,333 common shares (restricted) and valued at $250,000 were issued to Red Bowl Trust on November 26, 2012. Issuance was on behalf of Pyrenees Investments, LLC’s for their annual consulting fee. Matthew Schissler,  the Managing Member of Pyrenees Investments, LLC, is the trustee of Red Bowl Trust and serves as the Chairman of our Board of Directors.

NOTE 8 – INCOME TAXES

The Company’s provision for 2012 taxes was $2,222 and $0 for the years ended December 31, 2012 and 2011 respectively. The Company incurred net operating losses, which have a full valuation allowance through December 31, 2012. The Company does pay a franchise tax of $2,222.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a full valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is calculated by multiplying a 39.5% marginal tax rate for year ended December 31, 2012 by the cumulative Net Operating Loss (“NOL”) of $ 6,905,907, which expires in various years through 2030.

FEEL GOLF CO., INC.
Notes to the Financial Statements
December 31, 2012 and 2011

NOTE 8 – INCOME TAXES (CONTINUED)

The total valuation allowance is equal to the total deferred tax asset. The valuation allowance increased by
 $413,513 for year ending December 31, 2012 from $2,966,770 for the year ended December 31, 2011.

The tax effects of significant items comprising the Company's net deferred taxes as of December 31, 2012 and 2011 were as follows:

	2012	2011
Cumulative NOL	$3,225,454	$2,694,636

Deferred Tax assets:
(34% Federal, 5.5% FL)
Net operating loss carry forwards	6,905,907	6,375,089
Stock-based compensation	(3,098,032)	(2,999,282)
Beneficial conversion feature	(207,734)	(189,178)
Gain on extinguishment of debt	85,060	85,060
Impairment of inventories and fixed assets	(304,918)	(304,918)
Valuation allowance	(3,380,283)	(2,966,770)
	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39.5% to pretax income from continuing operations for the years ended December 31, 2012 and 2011 due to the following:

	2012		2011
Income tax benefit at U. S. federal statutory rates:		$(530,818)	$(1,332,915)
Stock for services		98,750	429,444
Beneficial conversion feature		18,555	82,051
Gain on extinguishment of debt			-
Impairment of inventories and fixed assets		-	187,953
Change in valuation allowance		413,513	633,466
	$		$-

In July 2006, the FASB issued ASC 740, “Accounting for Uncertainty in Income Taxes” which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a return. ASC 740 provides guidance on the measurement, recognition, classification, and disclosure of tax positions, along with accounting for the related interest and penalties. ASC 740 became effective as of July 1, 2008 and had no impact on the Company’s financial statements.

The Company has filed income tax returns in the United States, Florida, and California. All tax years prior to 2009 are closed by expiration of the statute of limitations. The years ended December 31, 2012, 2011, 2010, are open for examination.

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

FEEL GOLF CO., INC.
Notes to the Financial Statements
December 31, 2012 and 2011

NOTE 9 - COMMITMENTS & CONTINGENCIES

Operating Leases

On February 11, 2011, the Company entered into a twenty-four month lease agreement with the Seller of Pro Line Sports a related party for approximately 6,500 square feet of manufacturing and office space in Sanford, Florida.

The Company subsequent to May 1, 2012 and the April 25,2012 rescission of Pro Line Sports relocated its office in Sanford, Fl to a new facility and entered into a 1-year lease at $1890 per month. The lease has a 2-year auto renewal with no increase in its annual rent.

The following table summarizes the Company’s lease payments under operating lease agreements for the two years  subsequent to December 31, 2012:

Years ended
December 31, 2013	$22,680
December 31, 2014	22,680
Total	$45,360

The Company recognizes lease expense on a straight-line basis over the life of the lease agreement. Contingent rent expense is recognized as it is incurred. Total rent expense in continuing operations from operating lease agreements was $31,626 and $47,650 for the years ended December 31, 2012 and 2011, respectively.

Factoring of accounts receivable

On May 5, 2011, the Company entered into a factoring arrangement with a third party  administrative and collateral agent (“The Receivables Exchange” or “TRE”), through whom the Company, from time to time, offers their billed accounts receivable for sale to third party buyers, subject to a repurchase obligation. Per the agreement, the Company agrees and consents to the granting of a security interest in the traded receivables and collection proceeds in favor of the third party factor and the corresponding buyers of the Company’s traded receivables. As of December 31, 2012, the total outstanding obligation to TRE totaled $ 0.

License agreement between Feel Golf and related parties

On February 14, 2011, the Company, concurrent with the Pro Line acquisition, became the assigned successor in interest with respect to Pro Line’s interest in a licensing agreement between Pro Line, Inc, and Dinardo and Sons, Inc., the owner of certain patents related to the manufacturing, marketing, and selling of certain proprietary golf ball retrievers.

The agreement requires that commencing on February 15, 2011 and through December 31, 2011, Feel Golf shall pay royalties due 20 days after the end of the following reporting periods for the use of the patents, as follows:

Period	Amount

2/15/11 to 6/30/ 11	$8,438.00
7/1/11 to 9/30/11	5,625.00
10/1/11 to 12/31/11	5,625.00

Commencing January 1, 2012, Feel Golf is not obligated to pay Dinardo royalties.

Coincident with the rescission agreement between Feel Golf and Pro Line dated April 25, 2012; the assigned license agreement from Dinardo and Sons was not terminated when Feel Golf relinquished its rights to all Pro Line, Inc. trademarks and patents. As of May 5, 2012 Dinardo and Sons patent expired, automatically terminating the Feel Golf license.

As of January 15, 2013, Feel Golf’s outstanding amount in arrears due to Dinardo is $11,250.

Litigation

The Company may be involved from time to time in ordinary litigation that may or may not have a material effect on its operations or finances.

In November 2011, the Company filed a breach of contract and conversion of assets against Pro Line Sports and its President and the individual, Albert James Light, of Pro Line Sports.

The Company is aware presently of litigation commenced on October 11, 2012 against the Company and the Company's officers and directors in their capacity for an alleged patent telescopic shaft infringement commenced by the Seller of Pro Line Sports, aka Igotcha Holdings. This as such could have a material impact on the Company's operations or finances.

FEEL GOLF CO., INC.
Notes to the Financial Statements
December 31, 2012 and 2011

NOTE 10 – SUBSEQUENT EVENTS

On January 29, 2013, the Company entered into a $50,000 convertible note from Taconic. This note portion was purchased by Taconic Group from Long Sides Ventures, thereby reducing the note amount owing to Long Sides Ventures and increasing the balance owed to Taconic.

On January 31, 2013 the following convertible note conversions for common stock were made by;

a)	Long Sides Ventures- $470 converted into 4,700,000 common shares at $.0001 per share. Note balance is $124,530.
b)	Taconic Group- $430 converted into 4,300,000 common shares at $.0001 per share. Note balance is $49,750.
c)	Arnold Goldin, Inc. - $520 converted into 5,200,000 common shares at $.0001 per share. Note balance is $24,480.
d)	Somesing, LLC converted $4,725 into 5,250,000 common shares at $.0009 per share. Note balance is $20,275.
e)	R&T Sports converted $4725 into 5,250,000 common shares at .0009 per share. Note balance is $20,275

On January 29, 2013, the three (3) note holders listed below notified the Company of their intent to issue forbearance notices. Forbearance agreements in lieu of legal default were filed as exhibits in the Company’s Form 8-K filed February 20, 2012.

1)	Long Sides Ventures, LLC
2)	Taconic Group, LLC
3)	Arnold Goldin Inc.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

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

The Certifying Officers responsible for establishing and maintaining adequate internal control over financial reporting for the Company used the Internal Control over Financial Reporting Integrated Framework issued by Committee of Sponsoring Organizations’ (COSO) to conduct an extensive review of the Company's “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15-d-15(e) as of the end of each of the periods covered by this report (the “Evaluation Date”). Based upon that evaluation, the Certifying Officers concluded that, as of December 31, 2012, our disclosure controls and procedures are not effective in ensuring that the information  required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms.

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

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management used the Internal Control over Financial Reporting Integrated Framework issued by Committee of Sponsoring Organizations’ (COSO) to conduct an extensive review of the Company’s internal controls over financial reporting to make that evaluation. As of December 31, 2012, the Company had a deficiency in internal controls that constituted a material weakness in internal controls. Due to this material weaknesses, management concluded that internal controls over financial reporting as of December 31, 2012 were not effective, based on COSO’s framework.

This deficiency is attributed to the fact that the Company does not have adequate resources to address complex accounting issues as well as an inadequate number of persons to whom it can segregate accounting tasks within the company so as to ensure the separation of duties between those persons who approve and issue payment from those persons who are responsible to record and reconcile such transactions within the Company’s accounting system. This control deficiency will be monitored and attention will be given to the matter as the Company begins operations as an active business entity. Management has concluded that this control deficiency constituted a material weakness that continued throughout fiscal year 2012. In order to mitigate this risk, the Company has contracted with consultants with expertise in US GAAP and SEC financial reporting standards to review and compile all financial information prior to filing that information with the SEC. There were no significant changes in our internal control over financial reporting or in other factors that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

ITEM 9B – OTHER INFORMATION

NONE

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth the names, ages, and positions of our executive officers and directors as of December 31, 2012.

NAME	AGE	POSITION
Lee Miller	72	Chief Executive Officer & Interim CFO, (resigned as Chairman on January 20, 2013,)
Matthew Schissler	53	Chairman, Board of Directors
David Wells	56	Director (resigned on January 20, 2013)

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Lee Miller

Mr. Miller has experience in operations, and early on, he was in mergers and acquisitions for USS Chemicals, a division of U.S. Steel. He personally has acquired, and sold several golf & non-golf companies during his career. From 1977 until 1996, he was the Chairman of Hilco Technologies, Inc., a high-tech supplier to the aircraft, medical, automotive industries, and a prime Department of Defense (DOD) Contractor. In 1977, Mr. Miller served as Honorary Vice-Chairman for Checker Motors under the Chairmanship of Ed Cole, his mentor and former President of General Motors. Mr. Miller is a member of the Professional Golfers Association (PGA) and an associate member of the Senior PGA Tour. He studied accounting and financial analysis at Davenport College, earned a Mechanical Engineering certificate (MDTA), and his MBA and PhD from the University of Beverly Hills.

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

Additionally in 2010, Matt helped to found and grow China Stem Cells, Inc, a critical stem cell storage facility in northeast China. Matt currently serves as minority shareholder and an advisor to China Stem Cells. In addition, in 2009 with a partner, Matt founded Frozen Food Gift Group publicly traded on the OTCBB as FROZ. Frozen Food Gift Group is a specialty ice cream gifting company, shipping ice cream gifts all across the United States, where Mr. Schissler currently serves on their Board of Directors and holds approximately 36% of the company’s ownership.

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

Matt holds a Bachelor of Arts degree in Biology and Public Policy from St. Mary’s College of Maryland.

David R. Wells

The Board appointed Mr. David R. Wells as a Board member. On December 6, 2012, Mr. Wells accepted the appointment and agreed to serve on our Board of Directors.

David R. Wells is the founder of StoryCorp Consulting. His company’s charter is to provide business and financial services to growing, small cap public companies. StoryCorp Consulting provides services to a variety of clients. David is also the President and CFO of Sionix Corporation (OTCBB: SINX), a water management and treatment company.

He has held several CFO and similar positions with both public and privately held companies. He was the Chief Financial Officer of Voyant International Corporation (OTCBB: VOYT), a publicly traded technology company. In that position, he was responsible for strategy and financial operations. Prior to joining Voyant, he served as VP Finance for PowerHouse Technologies Group, Inc. (now Migo Software, Inc.). He has served in numerous other companies as either a consultant or an employee - including, BroadStream, Inc., Hollywood Stock Exchange (HSX.com), and Cord Blood America, Inc. (OTCBB: CBAI).

David possesses nearly 30 years experience in finance, operations, and administrative positions. While mainly focused on technology companies, he has also worked in water treatment, supply-chain management, manufacturing, and the professional services industry. He has been involved in several charitable organizations - including The Leukemia Foundation (Team in Training) and was recently on the Board of Directors of Associated Services for International Adoption (ASIA). David earned a BA in Finance and Entrepreneurship from Seattle Pacific University and holds an MBA from Pepperdine University.

On January 20, 2013, Mr. Wells resigned from our board.

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

Section 16(a) of the Securities and Exchange Act of 1934

Section 16 (a) of the Securities and Exchange Act of 1934 requires the Company’s officers and directors and persons who beneficially own more than 10% of the Company’s common stock (collectively, “Reporting Persons”) to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. We believe that all Reporting Persons complied with all applicable reporting requirements as of December 31, 2012.

Code of Ethics

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. The Company will provide any person, without charge, upon request, a copy of our Code of Ethics by writing to the Company’s Chairman of the Board of Directors at 510 Central Park Drive, Sanford, FL 32771.

ITEM 11 - EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer during the years ended December 31, 2012 and 2011 in all capacities for the accounts of our executive, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and		Salary	Bonus	Stock	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Totals
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Lee Miller	2012	50,000	-	0	-	-	-	-	50,000
(CEO)	2011	83,000	-	40,600	-	-	-	-	123,000

Option Grants Table
There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table through December 31, 2012.

Aggregated Option Exercises and Fiscal Year-End Option Value Table
There were no stock options exercised during period ending December 31, 2012 by the executive officers named in the Summary Compensation Table.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 11, 2013 by each person or entity known by us to be the beneficial owner of more than 5% of any class of our voting securities, each of our directors and named executive officers, and all of our directors and executive officers as a group. Beneficial ownership has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended. Generally, a person is deemed to be the beneficial owner of a security if he has the right to acquire voting or investment power within 60 days.

Percentage ownership in the following table is based on 130,602,785 shares of common stock outstanding at March 11, 2013

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class (1)

Common Stock	Matthew Schissler (2) 510 Central Park Drive Sanford FL. 32771	83,333,333		63.8%

Common Stock	Lee Miller 510 Central Park Drive Sanford, FL 32771	127,977	(3)	<1%

Common Stock	David Otterbach 510 Central Park Drive Sanford, FL 32771	11,150		<1%

Common Stock	David Worrell 510 Central Park Drive Sanford, FL 32717	52,500		<1%

Common Stock	Directors and executive officers as a group	83,524,960		64.0%

(1) Percentages based on 130,602,785 shares issued and outstanding as of March 11, 2013
(2) Matthew Schissler, as the trustee of Red Bowl Trust, beneficially owns 83,333,333 common shares held by Red Bowl Trust as of March 11, 2013

(3) Represents 127,977 shares held by the Miller Family Trust as of March 11, 2013, Lee Miller as Trustee.

Name of Series A Stockholder	Number of Shares of Common Stock Held	Number of Shares of Series A Preferred held	Number of Votes held by such Series A Stockholder(1)	Number of Votes	Percentage of the Voting Equity
Miller Family Trust	127,977	4,680,000	1,638,000,000	1,638,127,977	65.7%
David Otterbach	11,150	1,124,200	393,470,000	393,481,150	15.8%
David Worrell	52,500	1,014,000	354,900,000	354,952,500	14.2%
Red Bowl Trust	83,333,333	0	0	83,333,333	3.3%
Greg Cottingham	212,500	10,000	3,500,000	3,712,500	<1%
Total					99%

(1)
Each share of Series A Convertible Preferred Stock (“Series A Preferred”) converts to three hundred fifty (350) votes of common stock. Currently, there are four holders of Series A Preferred Stock, namely Miller Family Trust (4,680,000 shares), David Otterbach (1,124,200 shares), David Worrell (1,014,000 shares) and Greg Cottingham (10,000 shares) - (together, the “Series A Stockholders”), collectively holding 6,828,000 shares of Series A Preferred, resulting in the Series A Stockholders holding in the aggregate a majority of the total voting power of all issued and outstanding voting shares of the Company.

Stock Option Grants

We have not granted any stock options to our executive officer since our incorporation.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

No director, executive officer or nominee for election as a director of our company, and no owner of five percent or more of our outstanding shares or any member of their immediate family has entered into or proposed any transaction in which the amount involved exceeds $120,000 except as set forth below.

On May 31, 2009, the Company renegotiated the three loans below (1-2-3) and entered into a balloon note of $256,692. The note carries interest at 7% and the balloon payment is due in full on December 31, 2011.

Loan -3 On March 10, 2009, the Company entered into a short-term note payable with a trust controlled by a shareholder for $20,000. The short-term note payable carries interest at 10% per annum and is due in full on December 31, 2009 and is in default. The holder of the short-term note payable also has an option to convert the outstanding balance on the note subsequent to June 30, 2009. The conversion price will be calculated based on a 20% discount to the average of the previous 30 days’ closing price of the Company’s common stock.

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

On December 31, 2007, we entered into a promissory note with Miller Family Trust with a principal amount of $1,647,688 and an interest rate of 7% annum. The monthly repayment is due on or before the 15th of each month in the amount of $9,691.61. On January 2008, our debt to the Miller Family Trust in the amount of $1,000,000 was converted into shares of our common stock. On September 30, 2008,  the principal and interest outstanding balances into a updated  note of $525,286  bearing simple interest of 7% per annum, specifying that the repayment schedule is a balloon loan due to be paid on or before December 31, 2012. The note is secured by a UCC filing. The Company shall have the election to repay in periodic payments, applied first to interest then principal Mr. Lee Miller, our CEO and member of our Board of Directors, is the trustee of the Miller Family Trust and has investment control of its shares of our common stock.

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

As of December 31, 2012, the $760,000 note held by the Miller Family Trust is in  default by the Company.

Pyrenees Investments, LLC (whose Managing Member is Matthew Schissler, the Company’s Chairman of our Board of Directors) and the Company entered into a one year consulting agreement which includes providing various financial and business advice to the Company. The agreement provides for compensation of $250,000 of Company restricted common shares. The agreement is an exhibit to the Company’s Form 8-K filed on November 29, 2012.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s calendar years ended December 31, 2012 and 2011, we were billed approximately $28,750 and $56,000 for professional services rendered for the audit and review of our financial statements.

Audit-Related Fees

2012 preparation costs for audit, reviews and related fees total $32, 000.

Tax Fees

For the Company’s calendar year ended December 31, 2012 and 2011, we paid $700 and $700 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2012 and 2011.

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

The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does not have records of what percentages of the above fees were pre-approved. However, all of the above services and fees were reviewed and approved by the board of directors before the respective services were rendered.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Financial Statements

2. Financial Statement Schedules

3. Exhibits

10.1	Consulting Agreement dated November 27, 2012 between the Company and Pyrenee3s Investments, LLC*
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

* Incorporated by reference to the Form 8-K filed on November 29, 2012

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEEL GOLF CO., INC. (Registrant)

Date: March 11, 2013	By:	/s/ Lee Miller
Lee Miller Chief Executive Officer and Chief Financial Officer

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lee Miller
Lee Miller	Chief Executive Officer and Interim Chief Financial Officer	March 11, 2013

/s/ Matthew Schissler
Matthew Schissler	Chairman, Board of Directors	March 11, 2013