Form 10-Q
period 2013-03-31
FEEL GOLF CO INC
filed 2013-05-15
CIK 1141673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

For the transition period from                      to

Commission file number 3330-153699

FEEL GOLF CO., INC.
(Exact name of small business issuer as specified in its charter)

California	77-0532590
State or other jurisdiction of	(IRS Employer
Incorporation or organization	Identification Number)

200 S. Andrews Avenue Suite 703B Ft. Lauderdale, FL	33301
(Address of principal executive offices)	(Zip Code)

866-326-3000
(Issuer’s telephone number, including area code)

510 Central Park Drive
Sanford, FL 32771
(Former name, former address, and former fiscal year, if changed)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒Yes  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of common shares outstanding as of May 14, 2013 is 170,217,129, shares.

FEEL GOLF CO., INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FEEL GOLF CO., INC.
Balance Sheets

ASSETS
	(Unaudited)	(Audited)
	March 31,	December 31,
	2013	2012
CURRENT ASSETS

Cash	$59,749	$11,145
Accounts receivable, net	9,963	8,568
Barter receivable	193,440	191,270
Receivable from shareholder	-	329
Inventory (net of obsolescence reserve)	83,806	101,354
Other current assets	2,180	2,976

Total Current Assets	349,138	315,642

PROPERTY, PLANT and EQUIPMENT, net	287,361	308,670

OTHER ASSETS
Intellectual property, net	-	-
Goodwill	-	-

TOTAL ASSETS	$636,499	$624,312

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$250,161	$212,261
Accrued interest	139,226	125,641

Total Current Liabilities	389,387	337,902

LONG-TERM LIABILITIES

Convertible notes payable, net	335,080	326,893
Related party notes payable	874,406	886,856

Total Long-term Liabilities	1,209,486	1,213,749

TOTAL LIABILITIES	1,598,873	1,551,651

STOCKHOLDERS' EQUITY

Preferred stock, $0.0001 par value; 20,000,000 shares
authorized, 4,680,000 and 6,828,200 shares
issued and outstanding, respectively	468	683
Common stock, $0.001 par value; 6,000,000,000 shares
authorized, 130,602,785 and 105,902,785hares
issued and outstanding, respectively	130,603	105,903
Additional paid-in capital	15,485,757	15,410,372
Accumulated deficit	(16,579,202)	(16,444,297)

Total Stockholders' Equity	(962,374)	(927,339)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$636,499	$624,312

The accompanying notes are an integral part of these financials statements.

FEEL GOLF CO., INC.
Statements of Operations
(Unaudited)

	For the Quarters
	Ended March 31
	2013	2012
REVENUES, NET	$40,312	$193,596
COST OF SALES	23,328	89,032

GROSS PROFIT	16,984	104,564

OPERATING EXPENSES
Salaries and wages	38,334	48,642
Stock based compensation	-	-
Advertising	582	8,278
Professional fees	31,212	50,774
Impairment of inventory	-	12,773
Depreciation	21,310	66,565
Other selling, general and administrative expenses	14,794	52,110

Total Operating Expenses	106,732	239,142

LOSS FROM OPERATIONS	(89,748)	(134,578)

OTHER INCOME AND (EXPENSE)

Gain on settlement of debt	-	-
Interest income	-	-
Interest expense	(31,879)	(48,154)
Related party interest expense	(13,261)	(13,167)
Loss on retirement of fixed assets	-
Other income (expense)	-	1,000

Total Other Income and (Expense)	(45,140)	(60,321)

NET LOSS BEFORE TAXES	(134,888)	(194,899)
PROVISION FOR INCOME TAXES	(17)	(925)

NET LOSS	$(134,905)	$(195,824)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.001)	$(0.01)

WEIGHTED AVERAGE NUMBER OF BASIC AND
DILUTED COMMON SHARES OUTSTANDING	139,330,593	22,569,452

The accompanying notes are an integral part of these financials statements.

FEEL GOLF CO., INC.
Statements of Stockholders' Equity

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2011	6,828,200	$683	22,569,452	$22,570	$15,218,705	$(15,100,454)	$141,504

Common stock issued for services at an	-	-	83,333,333	83,333	166,667	-	250,000
				-
Common stock issued in conversion of debt	-	-	-	-	-	-	-

Preferred stock issued for services	-	-	-	-	-	-	-

Value of beneficial conversion feature	-	-	-	-	25,000	-	25,000

Net loss for the year ended December 31, 2012	-	-	-	-	-	(1,343,843)	(1,343,843)

Balance, December 31, 2012	6,828,200	$683	105,902,785	$105,903	$15,410,372	$(16,444,297)	$(927,339)

Common stock issued for services	-	-	-	-	-	-	-
				-
Common stock issued in conversion of debt	-	-	24,700,000	24,700	(13,830)	-	10,870

Preferred stock redemptions	(2,148,000)	(215)	-	-	(10,785)	-	(11,000)

Value of beneficial conversion feature	-	-	-	-	100,000	-	100,000

Net loss for the quarter ended March 31, 2013	-	-	-	-	-	(134,905)	(134,905)
Balance, March 31, 2013	4,680,200	$468	130,602,785	$130,603	$15,485,757	$(16,579,202)	$(962,374)

The accompanying notes are an integral part of these financial statements.

FEEL GOLF CO., INC.
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(134,905)		$(195,824)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Bad debt expense	-		-
Depreciation and amortization	21,310		66,565
Stock issued for services	-		-
Amortization of beneficial conversion feature	19,055		31,122
Impairment of inventory	-		12,773
Changes in operating assets and liabilities:
Accounts receivable	(1,395)		126,518
Barter receivable	(2,170)		9,371
Inventory	17,548		5,802
Receivable from shareholder	329		(329)
Prepaid expenses	-		6,619
Accounts payable and accrued expenses	51,487		(87,189)
Other assets	796		(2,307)

Net Cash Used in Operating Activities	(27,945)		(26,879)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of customer list	-
Purchase of property and equipment
Retirement of property and equipment	-		-

Net Cash Used in Investing Activities

CASH FLOWS FROM FINANCING ACTIVITIES

Net proceeds from sale of common stock	-
Repayment of related party note payable	(46,756)		(5,604)
Proceeds from related party note payable	34,306		21,134
Repayment of notes payable	(10,870)		(999)
Proceeds from notes payable	100,000
Stock issued for debt	24,700
Stock issued for debt-additional paid in capital	(13,830)
Beneficial conversion feature	(100,000)
Additional paid in capital	100,000
Redemption of preferred stock	(216)
Redemption of preferred stock-additional paid in capital	(10,785)
Net Cash Provided by Financing Activities	76,549		14,531

NET INCREASE (DECREASE) IN CASH	48,604		(12,348)
CASH AT BEGINNING OF PERIOD	11,145		18,991

CASH AT END OF PERIOD	$59,749		$6,643

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$1,445		$3,668
Income taxes			925

NON CASH FINANCING AND INVESTING ACTIVITIES:
Stock issued in conversion of convertible notes	$-	$
	-		-
	-

The accompanying notes are an integral part of these financial statements.

NOTE 1 – PRESENTATION

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2012 audited financial statements. The results of operations for the period ended March 31, 2013 is not necessarily indicative of the operating results for the full year.

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

Reclassification of Financial Statement Accounts

Certain amounts in the March 31, 2012 financial statements have been reclassified to conform to the presentation in the March 31, 2013 financial statements.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. During the three (3) months ended March 31, 2013, the Company realized a net loss of $134,905 and has incurred an accumulated deficit of $16,579,202. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from investors   sufficient to meet its minimal operating expenses while seeking equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

During the three (3)  months ended March 31, 2012, Company management determined that the carrying value of a portion of the inventory acquired in the Caldwell and Pro Line Sports acquisition, which were recorded at the fair market value at the time of acquisition, exceeds its net realizable value. Based on current market conditions and future expectations of sales and selling expenses, during the quarter ended March 31, 2013, the Company has not recorded additional reserves.

NOTE 4 – ACQUISITION

NOTE 5 – RELATED PARTY TRANSACTIONS

Over the course of the Company’s history loans for operating purposes have been made to the Company by the CEO of the Company. The related party notes due to officers total $874,406 at March 31, 2013 and $886,856 at December 31, 2012, respectively. These notes carry interest rates of 7% to 15% and have balloon payments that were due in full on December 31, 2012. One loan is considered a commercial loan under the Uniform Commercial Code and is secured by a UCC blanket lien on the Company’s assets. The secured loan totals approximately $756,000 as of March 31, 2013. The other loans are unsecured. For the three (3) months ended March 31, 2013, the Company accrued $13,261 in interest expense on these loans.

NOTE 6 – CONVERTIBLE DEBENTURES

Beginning on March 19, 2010 through March 31, 2013 the Company has entered into multiple convertible debenture agreements with third parties. These debentures carry interest at 8 to 15% per annum, are due in full starting on March 19, 2012, and are collateralized by 600,000 shares of the Company’s common stock held in escrow. At the option of the holder, and with legal opinion, outstanding principal and unpaid interest balance is convertible into shares of the Company’s common stock. The conversion price is the higher of a) 50% of the average of the three to five lowest closing prices for the Company’s stock during the previous 10 to 15 trading days or b) $0.0001. The Company entered into three (3) forbearance agreements caused by the Company’s outstanding note repayment default with three (3) of their convertible note holders that grants a conversion default rate of $.0001. (See Form 8K filed February 20, 2013). The total outstanding principal of convertible debentures as of March 31, 2013 was $335,080.

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms of these debentures and determined that a beneficial conversion feature (BCF) exists. The Company calculated the value of the BCF using the intrinsic method based on the stock price on the day of commitment, the discount as agreed to in the debenture, and the number of convertible shares. The combined value of the BCF for the debentures entered into during the three (3) months ended March 31, 2013 is $100,000. The BCF has been recorded as a discount to the debenture payable and to Additional Paid-in Capital.

During the three (3) months ended March 31, 2013, the Company recognized $19,055 in amortization of current and precious BCF. This amount has been recorded as interest expense in accordance with ASC 470.

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

On or about March 21, 2013, the company redeemed 2,148,200 preferred shares held by former officers Otterbach, Worrell, and Cottingham with 1,124,000, 1,014,000, and 10,000, respectively, for agreed to consideration totaling $11,000. As of March 31 2013, there remain 4,680,000 preferred shares outstanding (see subsequent events footnote regarding retirement of the Company’s remaining outstanding Class A Preferred shares).

Common Stock

As of June 30, 2010, the Company’s board of directors approved an increased in the authorized shares of common stock from 100,000,000 to 2,000,000,000 shares.

As of September 30, 2011, the Company increased its authorized common to 6,000,000,000 shares.

During the three (3) months ended March 31, 2013, the Company issued -0-of its common stock to consultants, employees, and officers of the Company for services valued at $-0-.

The Company also issued 24,700,000 shares of its common stock for conversion of a portion of the Company’s convertible debentures valued at $10,870.. The value of the stock was calculated per conversion prices of .0001 and .0009.

NOTE 8 – OTHER EVENTS

a)	On January 11, 2013, David Wells resigned as a member of the Board of Directors and Victoria Rudman was appointed a Director to replace Mr. Wells.
b)	On January 30, 2013,Lee Miller resigned as Chairman of the Company and Matt Schissler became Chairman the same day.
c)	On February 1, 2013, the Company entered into an Employment Agreement with Victoria Rudman for $150,000 per annum. Ms. Rudman is currently CEO/CFO of the Company.
d)	On February 13 2013, the Company was served with forbearance and default notices from three (3) of its lenders and the Company agreed to honor.
e)
On February 11, 2013, The Company was served with a notice of default as per the terms of the Debenture, due to the debenture not being paid as per the Maturity Date.  On February 13, 2013, he Company and the Holders agreed to a settlement via three forbearance letters whereas, the Company has been in default of the Note.

f)
On March 7, 2013, the Company entered into a securities purchase agreement with Michael A. Rogoff, and Marvin Neuman, both are individuals for the purchase and sale of $50,000 of its convertible notes to each of the two individuals for a total of $100,000. Each of the two notes bears interest at the rate of 10% per annum beginning as of March 1, 2013, and matures on March 1, 2015.

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to March 31, 2013;

A)	On April 5, 2013, Lee Miller resigned as CEO/CFO of the Company.

B)
Up until April 5, 2013, the Miller Family Trust with Lee Miller as their Trustee, held the majority voting power in the Company. The Trust held 4,680,000 of Class A Preferred Shares and the Miller Family Trustee agreed to retire 4,673,400 shares of their Class “A” Preferred held in the Company. The Miller Family Trust retained 6,600 of the Class A Preferred and concurrently agreed to convert the 6,600 balance of the Class A Preferred Shares (500:1 conversion) into 3,300,000 common shares in the Company. In turn, the Company's new Board of Directors agreed in consideration and for the retirement of the Miller Family Trust Class A Preferred shares, to sell certain golf related assets and certain liabilities to a newly formed private corporation, called Feel Golf Products, Inc. This new company.is owned by Mr. Miller and assumed $850,000 of debt formerly held by the public company

C)	On April 5, 2013, the Company moved its principal place of business to 200 S. Andrews Ave, Suite 703B, Ft. Lauderdale, FL, 33301.

D)	On April 5, 2013, the Board of Directors appointed Victoria Rudman as Chief Executive Officer and Chief Financial Officer.

E)
On April 5, 2013, the Company acquired Intelligent Living Inc (ILI). The Company entered into a share exchange agreement with Intelligent Living Inc., a Florida corporation for the transfer of all of the issued and outstanding capital stock of ILI owned by the Shareholders, in exchange for 35,714,286 shares of Company Common Stock representing consideration of $500,000 based on a March 20, 2013 closing price. The Company exchanged newly issued shares of its common stock for all of the issued and outstanding capital stock of ILI held by the Shareholders, thereby making ILI a wholly-owned subsidiary of the Company.

F)
On May 1, 2013, the Company entered into a 15% Convertible note with Monbridge, Inc for $150,000. This note is due in full on May 1, 2014. The note is convertible to common stock of the Company at a 50% discount to the market price.

G)
On May 10, 2013, the Company entered into an acquisition agreement with New Castle County Services, Inc., a Delaware corporation (“NCCS”) for the purchase of all assets relating to cognitive bran training games websites and blog (including the website Mind360.com).  As consideration for the acquisition of the assets, the Company will pay $150,000 to NCCS, no later than November 10, 2014 and will deliver to NCCS a promissory note in the amount of $850,000.  The promissory note has a due date of May 1, 2016 and is convertible at NCCS’s option, into FGC common stock.

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

Company Overview

Our financial statements for the three (3) months ended March 31, 2013 and 2012 reflect net losses of $134,905 and $195,824, respectively. This is based on gross revenues of $40,312 and $193,596 for the three (3) months ended March 31, 2013 and, 2012, respectively. Included in our net loss are various non-cash expenses related to depreciation, embedded beneficial conversion features included in our convertible notes payable, and a reserve for inventory obsolesce. Absent these large, non-cash expenses our net operating losses for the three (3) months ended March 31, 2013 and 2012 would have been $94,540 and $98,137 respectively.

Plan of Operation

On February 11, 2011, we acquired Pro Line Sports, a distributor of golf ball retrievers and accessories. While we had historically focused solely on golf clubs and golf grips, we intended to focus on golf grips, wedges, and Pro Lines product lines into the future. Unfortunately, due to continuing differences between the Buyer and Seller and continuous law suits Feel Golf decided via mediation on April 25, 2012 to rescind the acquisition and the parties agreed. The two Companies as of the settlement date are now separate entities. (Form 8-K filed May 4, 2012)

As previously disclosed, we currently do not have the necessary capital to implement our growth campaign and even if we are successful in raising sufficient capital for growth, there can be no assurance that this capital and/or increased marketing efforts will increase revenues. There can also be no assurance we will be successful in raising sufficient capital to implement this campaign. Assuming we are able to raise sufficient capital in support of our marketing strategy, we plan to further develop and expand our marketing channels as denoted in our recent acquisition(s) and as noted in our sub events and recently filed Form 8 K’s as the Company evolves into a different direction.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2013 and 2012 (Unaudited)

The following table sets forth our results of the operations for the three months ended on March 31, 2013 and 2012.

	March 31,	March 31,	Increase/	Increase/
	2013	2012	(Decrease)	(Decrease)
Revenues	$40,312	$193,596	$(153,284)	(79.18)%
Cost of Sales	23,328	89,032	(65,704)	(73.80)%
Gross Profit	16,984	104,564	(87,580)	(83.76)%
Operating Expenses	(106,732)	(239,142)	(132,410)	(55.37)%
Other Income (Expenses)	(45,140)	(60,321)	15,181	(25.17)%
Income Taxes	(17)	(925)	-	0%
Net Loss	$(134,905)	$(195,824)	$60,919	(31.11)%

Basic and Diluted Loss Per Common Shares	$(0.001)	$(0.01)

Weighted Average Basic and Diluted Common Shares Outstanding	139,330,593	22,569,452

Revenues

For the three months, ended March 31, 2013, revenues decreased $153,284, from the three months ended March 31, 2012. The decrease in sales is due in part to the rescission of the acquisition of Pro Line Sports on April 25, 2012 and lack of inventory.

Cost of Sales

For the three months ended March 31, 2013, our costs of sales decreased $65,704, or 73.80%, from the same period in 2012.

Cost of sales has increased from approximately 46% to 58% as a percentage of sales due to some discounting of certain product lines.

Gross Profit

For the three months, ended March 31, 2013, overall gross profit decreased $87,580 (83.76%), as compared to the same three-month period in 2012. A significant decrease in gross profit is one of the main factors as a result of   the Pro Line Sports rescission and what is primarily responsible for our decrease in gross margin and revenues.

Operating Expenses

For the three months ended March 31, 2013, our overall operating expenses decreased by $132,410, or 55.37%. This decrease is attributable to decreases in professional fees, depreciation, and other selling, general, and administrative expenses in 2013.

Other Income (Expenses)

For the three months ended March 31, 2013, our other income (expenses) decreased $15,181, or 25.17%, over the same three-month period in 2012. The decrease is primarily attributable to the decrease in interest expense related to the amortization of the beneficial conversion feature.

Net Loss

For the three months ended March 31, 2013, our net loss was $134,905, a decrease of $60,919 or 31.11% over the three months ended March 31, 2012. Included in our net loss are various non-cash expenses related to depreciation, stock issued for services, embedded beneficial conversion features included in our convertible notes payable, and a reserve for inventory obsolesce. . Amortization of beneficial conversion features included interest expense total of $19,055 and $31,122 respectively. Depreciation and amortization of fixed assets and intangible assets totaled $21,310 and 66,565 respectively. Absent these large, non-cash expenses our net operating results for the three months ended March 31, 2013 and 2012 would have been a net loss of $94,540 and $98,137 respectively.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $59,749 as of March 31, 2013 compared to cash of $11,145 as of December 31, 2012. Net cash used in operating activities for three (3) months ended March 31, 2013 and 2012 was $27,945 and $26,879 respectively.

Cash flows used in investing activities totaled $-0- and $-0- for the three (3) months ended March 31, 2013 and 2012, respectively.

Cash flows provided by financing activities totaled $76,549 during the three (3) months ended March 31, 2013 compared to $14,531 for the three (3) months ended March 31, 2012. During 2013, we received proceeds from related party notes of $34,306 and made repayments on loans from related parties of $46,756. We also received proceeds of $100,000 and issued convertible notes payable, issued stock for retirement of convertible debt totaling $10,870, and redeemed preferred stock totaling $11,000

At the present level of business activity, our ongoing monthly gross operating cash disbursements are expected to average approximately $25,000. As of March 31, 2013, we had net working capital of approximately $(40,000).

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure and control procedures are also designed to ensure that such information is accumulated and communicated to management, including the chief executive officer and principal accounting officer, to allow timely decisions regarding required disclosures. As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of March 31, 2013, our disclosure controls and procedures were not effective due to a lack of adequate segregation of duties and the absence of an audit committee.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

In order to remedy our existing internal control deficiencies, and as our finances allow, we will hire additional accounting staff.

Changes in Internal Control over Financial Reporting

Management has evaluated whether any changes in our internal control over financial reporting as of March 31, 2013 were made. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

NONE

ITEM 1 - LEGAL PROCEEDINGS

A)
On October 11, 2012, Pro Line Sports amended their lawsuit to include officers and directors as alleged conspirators to their infringement allegation. Our patent counsel has opined that our design does not infringe. Settlement negotiations continue as the date of this filing with mediation rescheduled for August 2013.

ITEM 1A - RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

ITEM 5 - OTHER INFORMATION

On March 5, 2013, the Company acquired and retired 2,148,000 of its Series Class A Preferred Shares from three shareholders. The 2,148,000 shares were convertible into 1,074,000,000 shares of common stock of the Company.

ITEM 6 - EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page ____ of this Form 10-Q, and are incorporated herein by this reference

Exhibits. No.	Description

10.1	[V. Rudman Employment Agreement

10.2	[Forbearance Agreements (refer to 8-K)]

10.3	[Promissory Notes (refer to 8-K)

10.4	[Acquisition Agreement (refer to 8-K)

31.1	Certification per Sarbanes-Oxley Act of 2002 (Section 302) by the Company's chief executive officer.

32.1	Certification per Sarbanes-Oxley Act of 2002 (Section 906) by the Company's chief executive officer.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEEL GOLF CO., INC.

Date: May 14, 2013	By:	/s/ Victoria Rudman
Victoria Rudman Chief Executive Officer and Chief Financial Officer