Form 10-Q
period 2013-06-30
FEEL GOLF CO INC
filed 2013-08-20
CIK 1141673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June  30, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

For the transition period from   to

Commission file number 3330-153699

FEEL GOLF CO., INC.
(Exact name of small business issuer as specified in its charter)

California	77-0532590
State or other jurisdiction of	(IRS Employer
Incorporation or organization	Identification Number)

20801 Biscayne Blvd Suite 403 Miami, FL	33180
(Address of principal executive offices)	(Zip Code)

866-326-3000
(Issuer’s telephone number, including area code)

200 S. Andrews Avenue
Suite 703B
Ft. Lauderdale, FL 33301
(Former name, former address, and former fiscal year, if changed)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of common shares outstanding as of June 30, 2013 was 170,816,785 and as of the filing date, the outstanding is 355,417,129.

FEEL GOLF CO., INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FEEL GOLF CO., INC. AND SUBSIDIARY
Balance Sheets

	(Unaudited)	(Audited)
	June 30,	December 31,
	2013	2012
ASSETS
CURRENT ASSETS

Cash	$98,894	$11,145
Accounts receivable, net	-	8,568
Barter receivable	-	191,270
Receivable from shareholder	-	329
Inventory (net of obsolescence reserve)	-	101,354
Other current assets	3,583	2,976

Total Current Assets	102,477	315,642

PROPERTY, PLANT and EQUIPMENT, net	22,178	308,670

OTHER ASSETS
Intangible assets, net	1,000,000	-
Organization costs, net	6,667
Goodwill	500,000	-

TOTAL ASSETS	$1,631,322	$624,312

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$89,763	$212,261
Accrued interest	176,940	125,641

Total Current Liabilities	266,703	337,902

LONG-TERM LIABILITIES

Convertible notes payable, net	953,272	326,893
Related party notes payable	-	886,856
Other liabilities	150,100

Total Long-term Liabilities	1,103,372	1,213,749

TOTAL LIABILITIES	1,370,075	1,551,651

STOCKHOLDERS' EQUITY

Preferred stock, $0.0001 par value; 20,000,000 shares
authorized, -0- and 6,828,200 shares
issued and outstanding, respectively	-	683
Common stock, $0.001 par value; 6,000,000,000 shares
authorized, 170,816,785 and 105,902,785 shares
issued and outstanding, respectively	170,917	105,903
Additional paid-in capital	12,815,851	15,410,372
Accumulated deficit	(12,725,521)	(16,444,297)

Total Stockholders' Equity	261,247	(927,339)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,631,322	$624,312

The accompanying notes are an integral part of these financials statements.

FEEL GOLF CO., INC. AND SUBSIDIARY
Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
REVENUES, NET	$-	$169,213	$40,312	$362,809
COST OF SALES	-	194,926	23,328	283,958
GROSS PROFIT	-	(25,713)	16,984	78,851
OPERATING EXPENSES
Salaries and wages	48,218	49,816	87,052	98,458
Advertising	2,354	7,075	2,936	15,353
Professional fees	79,661	19,489	110,873	70,263
Impairment of inventory	-	27,225	-	39,998
Impairment of Intangible asset	-	186,741	-	186,741
Depreciation	737	65,982	22,422	132,547
Other selling, general and administrative expenses	24,439	56,485	40,614	108,595
Total Operating Expenses	155,409	412,813	263,897	651,955
LOSS FROM OPERATIONS	(155,409)	(483,526)	(246,913)	(573,104)
OTHER INCOME AND (EXPENSE)
Interest income	-	-	-	-
Interest expense	(115,382)	(44,183)	(147,261)	(78,026)
Interest expense - related party	-	(13,167)	(13,261)	(27,478)
Loss on retirement of fixed assets	-	(6,196)	-	(6,196)
Other income (expense)	4,126,329	1,681	4,126,329	2,681
Total Other Income and (Expense)	4,010,947	(61,865)	3,965,807	(109,019)

NET INCOME (LOSS) BEFORE TAXES	3,855,538	(500,391)	3,718,894	(682,123)
PROVISION FOR INCOME TAXES	-	(487)	(15)	(1,412)
NET INCOME (LOSS)	$3,855,538	$(500,878)	$3,718,879	$(683,535)

BASIC AND DILUTED LOSS PER COMMON SHARE	$0.09	$(0.02)	$0.09	$(0.03)
WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING	42,534,005	22,569,452	42,534,005	22,569,452

The accompanying notes are an integral part of these financial statements.

FEEL GOLF CO., INC. AND SUBSIDIARY
Statements of Stockholders' Equity

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2012	6,828,200	$683	105,902,785	$105,903	$15,410,372	$(16,444,297)	$(927,339)

Common stock issued in conversion of debt	-	-	24,700,000	24,700	(13,830)	-	10,870

Preferred stock redemptions	(2,148,000)	(215)	-	-	(10,785)	-	(11,000)

Value of beneficial conversion feature	-	-	-	-	100,000	-	100,000

Net loss for the quarter ended March 31, 2013	-	-	-	-	-	(134,905)	(134,905)
Balance, March 31, 2013	4,680,200	$468	130,602,785	$130,603	$15,485,757	$(16,579,202)	$(962,374)

Common stock issued-acquisition of subsidiary			35,714,276	35,714	464,286		500,000

Common stock issued in conversion of debt			6,450,000	6,450	(2,615)		3,835

Common stock issued in conversion of debt-cancellations			(5,250,000)	(5,250)	525		(4,725)

Preferred stock redemption	(4,680,200)	(468)			(3,783,594)		(3,784,062)

Common stock issued in exchange for Preferred stock			3,300,000	3,300	33,000		36,300

Value of beneficial conversion feature					607,692		607,692
						3,855,538	3,855,538
Net income (loss)

Blance, June 30, 2013	-	-	170,817,061	170,817	12,805,051	(12,725,521)	261,247

The accompanying notes are an integral part of these financial statements.

FEEL GOLF CO., INC.
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income ( Loss)	$3,718,879	$(683,535)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Loss on retirement of fixed assets		6,196
Bad debt expense	-	15,884
Depreciation and amortization	22,372	132,547
Amortization of beneficial conversion feature	96,725	49,464
Impairment of inventory	-	39,998
Changes in operating assets and liabilities:
Accounts receivable	8,568	162,975
Barter receivable	191,270	13,233
Inventory	101,354	160,210
Receivable from shareholder	329	(329)
Prepaid expenses	(3,583)	(4,068)
Accounts payable and accrued expenses	71,197	(83,122)
Other assets	2,976	(3,226)
Other liabilities	150,100	-

Net Cash Used in Operating Activities	4,217,793	(193,773)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of intangible asset	1,000,000	-
Investment in subsidiary-goodwill	(500,000)
Purchase of property and equipment	(22,490)	(2,851)
Exchange of property and equipment	287,361	-

Net Cash Used in Investing Activities	(1,235,129)	(2,851)

CASH FLOWS FROM FINANCING ACTIVITIES

Net proceeds from sale of common stock	503,300	-
Exchange of intellectual property for retirement of related party debt		1,226,305
Exchange of related party note payable	(747,081)	(1,048,572)
Repayment of related party note payable	(46,756)	(15,069)
Proceeds from related party note payable	34,306	32,323
Note payable conversions	(46,320)
Repayment of notes payable		(1,000)
Proceeds from notes payable	1,100,000	-
Stock issued for debt	25,900	-
Beneficial conversion feature	(707,692)	-
Additional paid in capital	737,797
Redemption of preferred stock	(684)
Redemption of preferred stock-additional paid in capital	(3,751,062)	-
Net Cash Provided by Financing Activities	(2,898,292)	193,987

NET INCREASE (DECREASE) IN CASH	84,372	(2,637)
CASH AT BEGINNING OF PERIOD	14,522	18,991

CASH AT END OF PERIOD	$98,894	$16,354

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$1,445	$5,939
Income taxes		1,412

NON CASH FINANCING AND INVESTING ACTIVITIES:
Stock issued in conversion of convertible notes	$25,900	$-

The accompanying notes are an integral part of these financial statements.

NOTE 1 – PRESENTATION

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2012 audited financial statements. The results of operations for the period ended June 30, 2013 is not necessarily indicative of the operating results for the full year.

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

Reclassification of Financial Statement Accounts

Certain amounts in the June 30, 2012, financial statements have been reclassified to conform to the presentation in the June 30, 2013 financial statements.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. During the six (6) months ended June 30, 2013, the Company realized a net operating loss of $246,913 and has incurred an accumulated deficit of $12,725,521. The ability of the Company to continue as a going concern is dependent on the Company’s successful execution of its new business strategy which is in large part contingent on obtaining adequate capital. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

During the six (6) months ended June 30, 2012, Company management determined that the carrying value of a portion of the inventory acquired in the Caldwell and Pro Line Sports acquisition, which were recorded at the fair market value at the time of acquisition, exceeded its net realizable value.

On April 5, 2013, the Company entered into an Asset Purchase Agreement with its former controlling shareholder (see discussion under Note 4). The Agreement, among other things, provides for the exchange of all operating assets, including inventory, related to the golf products business.  The new operating business, discussed below under Note 4, is not a reseller of goods and therefore does not possess inventory held for resale. Accordingly, the stated value of inventory at June 30, 2013, is zero.

NOTE 4 – ASSET PURCHASE AGREEMENT BETWEEN FEEL GOLF COMPANY, INC. AND LEE MILLER;  STOCK PURCHASE OF INTELLIGENT LIVING, INC.

Asset Purchase Agreement

The Miller Family Trust, with Lee Miller as their Trustee, held majority voting power of Feel Golf Company, Inc., until April 5th, 2013. The Trust held 4,680,000 of Class A Preferred Shares. Under the terms of the Asset Purchase Agreement dated April 5th, 2013, by and among Feel Golf Products, Inc (Buyer; a company wholly owned by Lee Miller) and Feel Golf Company, Inc. (Seller), the Miller Family Trustee agreed to retire 4,673,400 shares of their Class “A” Preferred held in Feel Golf Co., Inc. The Miller Family Trust retained 6,600 of the Class A Preferred and concurrently agreed to convert the 6,600 balance of the Class A Preferred Shares (500:1 conversion) into 3,300,000 common shares in Feel Golf Co., Inc. In turn Feel Golf’s Co. Inc, new Board of Directors agreed, in consideration and for the retirement of the Miller Family Trust Class A Preferred shares, to sell certain golf related assets and certain liabilities to a newly formed private corporation, called Feel Golf Products, Inc. This new Company.is owned by Mr. Miller and assumes approximately $850,000 of debt formerly held by the Feel Golf Co., Inc, the public company (See Form 8 K filed April 9, 2013)

The effects on net income or loss as a result of the exchange of the Feel Golf Company’s operating assets for the assumption of liabilities and the assumption of shareholder loans by its former preferred shareholder, as well as the former shareholder’s redemption of preferred stock and corresponding paid in capital, is summarized as follows:

Quarter ended	Debts assumed by former preferred shareholder	Preferred stock and additional paid in capital redeemed	Total proceeds realized	Less: assets exchanged	Gain (loss) on exchange	Total net income (loss)
6/30/2013	977,243	3,747,762	4,725,005	(598,675)	4,126,329	3,989,690

Acquisition and Share Exchange Agreement

On April 9, 2013, the shareholders of Intelligent Living, Inc., a Florida corporation, entered into an Acquisition and Share Exchange Agreement with Feel Golf Company, Inc , for the transfer of all of the issued and outstanding capital stock of  the Company, in exchange for 35,714,286 shares of FGC Common Stock representing consideration of $500,000 based on the closing price of FGC Common Stock on March 20, 2013 (Form 8K filed on April 9, 2013).

Effective April 9, 2013, the Company became a wholly owned subsidiary of Feel Golf Company, Inc (see Form 8k dated April 9,2013), and accompanying consolidated pro forma financial statements of Feel Golf Company, Inc. and Subsidiary for the quarter ended March 31, 2013, the years ended December 31, 2012 and December 31, 2011, for additional information.

As a result of the transaction, effective April 9, 2013, Feel Golf Company’s financial statements are reported consolidated basis, for the quarter ended June 30, 2013.

Note 2-Deferred taxes

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Through December 31, 2012, in the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Through year ended December 31, 2012, a full valuation allowance equal to the deferred tax asset was recorded.

The filed Federal and state income tax returns of Feel Golf Company, Inc., reported tax net operating losses through December 31, 2012 totaling $4,077,021.  Total cumulative actual and estimated tax net operating loss carry forwards, through December 31, 2012, are summarized as follows:

Year	Federal Amount	California	Florida
Cumulative through December 31, 2010	$2,156,260	$2,156,260	—
Year ended December 31, 2011	1,921,561	1,920,761	—
Year ended December 31, 2012	663,429	—	663,429
Total	$4,741,070	$4,077,021	$663,429

Through December 31, 2012, as noted above, for financial reporting purposes, a cumulative deferred tax asset was reserved in full by a valuation allowance equal to the calculated net tax benefit.

Permanent tax difference

The net gain reported of $4,126,329 is materially the result of the preferred stock redemption by operation of the Asset Purchase Agreement dated April 5, 2013 , and represents the amounts charged  as compensation expense during years ended December 31, 2010 and December 31, 2011,  related to preferred stock awards received the former preferred shareholder and officer. These awards were credited to paid in capital.  For Federal and state income tax purposes, these amounts were not deducted, and therefore were treated as Permanent Differences for tax purposes.  Correspondingly, under the Tax Benefit Rule, the reporting of the gain on retirement or redemption should not give rise to Federal or state taxable income.

NOTE 5 – RELATED PARTY TRANSACTIONS

Over the course of the Company’s history loans for operating purposes have been made to the Company by the CEO of the Company. The related party notes due to officers total $-0- at June 30, 2013 and $886,856 at December 31, 2012, respectively. These notes carry interest rates of 7% to 15% and have balloon payments that were due in full on December 31, 2012. One loan is considered a commercial loan under the Uniform Commercial Code and is secured by a UCC blanket lien on the Company’s assets. The secured loan totals approximately $756,000 as of March 31, 2013. The other loans are unsecured. For the three (3) months ended June 30, 2013, the Company accrued $-0- in interest expense on these loans.

On April 5, 2013, the Company entered into an Asset Purchase Agreement with its former controlling shareholder, which, among other things, provided for the assumption of the related party notes due to officers (discussed above under Note 4). As a result of the debt assumption, the carrying value at June 30, 2013 of notes due to officers is zero.

NOTE 6 – CONVERTIBLE DEBENTURES

Beginning on March 19, 2010 through June 30, 2013 the Company has entered into multiple convertible debenture agreements with third parties. These debentures carry interest at 8 to 15% per annum, are due in full starting on March 19, 2012, and are collateralized by 600,000 shares of the Company’s common stock held in escrow. At the option of the holder, and with legal opinion, outstanding principal and unpaid interest balance is convertible into shares of the Company’s common stock. The conversion price is the higher of a) 40-50% of the average of the three to twenty lowest or average intraday or closing prices for the Company’s stock during the previous 10 to 15 trading days or b) $0.0001. The Company entered into three (3) forbearance agreements caused by the Company’s outstanding note repayment default with three (3) of their convertible note holders that grants a conversion default rate of $.0001. (See Form 8K filed February 20, 2013)

The total outstanding convertible principal amount as of this period is $1,383,062.

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms of these debentures and determined that a beneficial conversion feature (BCF) exists. The Company calculated the value of the BCF using the intrinsic method based on the stock price on the day of commitment, the discount as agreed to in the debenture, and the number of convertible shares. The combined value of the BCF for the debentures entered into during the six (6) months ended June 30, 2013 is $707,692. The BCF has been recorded as a discount to the debenture payable and to Additional Paid-in Capital.

During the six (6) months ended June 30, 2013, the Company recognized $96,725 in amortization of current and previous BCF. This amount has been recorded as interest expense in accordance with ASC 470.

NOTE 7 - STOCKHOLDERS’ EQUITY

Preferred Stock

On March 10, 2010, the Company authorized the creation of Series A Preferred Stock. The Company is authorized to issue 20,000,000 shares of its Series A Preferred stock at a par value of $0.001 per share. The Series A Preferred Stock have the following rights and provisions:

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

On or about March 29, 2013, the company redeemed 2,148,200 preferred shares held by former officers Otterbach, Worrell, and Cottingham with 1,124,000, 1,014,000, and 10,000, respectively, for agreed to consideration totaling $11,000. As of March 31 2013, there remain 4,680,000 preferred shares outstanding (see subsequent events footnote regarding retirement of the Company’s remaining outstanding Class A Preferred shares).

On April 5, 2013, under the terms of the Asset Purchase Agreement described in Note 4 above, all remaining issued and outstanding preferred stock of Feel Golf Company, Inc. was redeemed by its former officer and shareholder. Coincident with the redemption and per the terms of the Asset Purchase Agreement, the former officer and shareholder was issued 3,300,000 shares of Feel Golf common stock at the conversion rate of 500 shares of common stock for each share of Series A Preferred stock.

Common Stock

As of June 30, 2010, the Company’s board of directors approved an increased in the authorized shares of common stock from 100,000,000 to 2,000,000,000 shares.

As of September 30, 2011, the Company increased its authorized common to 6,000,000,000 shares.

During the six (6) months ended June 30, 2013, the Company issued -0- of its common stock to consultants, employees, and officers of the Company for services valued at $-0-.

The Company also issued 25,900,000 shares of its common stock for conversion of a portion of the Company’s convertible debentures valued at $21,320. The value of the stock was calculated per conversion prices of .0001 and .0009.

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to June 30, 2013;

A)	On July 8, 2013, the Board of Directors approved the appointment of Neal Rouzier, M.D., as Chief Medical Officer for the Company. Dr. Rouzier has agreed to be compensated $96,000 per year.

B)
On July 16, 2013, the Company modified its acquisition agreement with New Castle County Services, Inc. (“NCCS”), a Delaware corporation, for the purchase of all assets related to cognitive brain training games websites and blog (including the website Mind360.com). Originally, as consideration for the acquisition of the assets, the Company was to pay $150,000 in cash to NCCS, no later than November 14, 2014 and to deliver to NCCS a promissory note in the amount of $850,000. FGC and NCCS have agreed that FGC will issue to NCCS 50,000,000 (Fifty Million) shares of its common stock in exchange for $50,000 (Fifty Thousand Dollars) of the $150,000 (One Hundred Fifty Thousand Dollars) that was due to be paid in cash.

C)	On July 31, 2013, Mr. Matthew L. Schissler tendered his resignation as Chairman of the Company. The resignation was not related to any disagreement with the Company or its management.

D)
On August 14, 2013, an Amendment was made to the $250,000 Long Side Ventures LLC Convertible Note with an original issuance date of February 11, 2011.  On January 14, 2013 the parties amended the note lowering the conversion price to $.0001.  In the collective best interest, the Note was again amended to restore the original provisions changed by the January 14, 2013 Amendment. (Refer to 8-K filed August 19, 2013).

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

Company Overview

Our financial statements for the six (6) months ended June 30, 2013 and 2012 reflect net income and net losses of $3,718,879 and $(683,535), respectively. This is based on gross revenues of $40,312 and $362,809 for the six (6) months ended June 30, 2013 and 2012, respectively. Included in our net loss are various non-cash expenses related to depreciation, embedded beneficial conversion features included in our convertible notes payable, and a reserve for inventory obsolesce. Absent these large, non-cash expenses our net income and  net operating losses for the six  (6) months ended June 30, 2013 and 2012 would have been $3,838,026 and $(461,526) respectively.

Plan of Operation

On February 11, 2011, we acquired Pro Line Sports, a distributor of golf ball retrievers and accessories. While we had historically focused solely on golf clubs and golf grips, we intended to focus on golf grips, wedges, and Pro Lines product lines into the future. Unfortunately, due to continuing differences between the Buyer and Seller and continuous law suits Feel Golf decided via mediation on April 25, 2012 to rescind the acquisition and the parties agreed. The two Companies as of the settlement date are now separate entities. (Form 8-K filed May 4, 2012)

As a result of the strain that the continuous lawsuits have brought on our ability to operate profitably, and thereby to raise sufficient capital to fund the Company’s growth plan, the Company had no choice but to cease operating as a golf products distributor, which led to the resignation of Lee Miller, and the stock acquisition of Intelligent Living, Inc.

As a result of the foregoing events, the Company is now a health care company engaged in the development of wellness related software and the future operation of Wellness centers.  Intelligent Living Inc. operates as a development stage company focused on the age management and wellness markets. Its markets include exercise, nutrition, supplements, mental acuity testing through our newly acquired subsidiary, Mind 360 (see subsequent events), and training and hormone replacement therapy.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2013 and 2012 (Unaudited)

The following table sets forth our results of the operations for the three months ended on June 30, 2013 and 2012.

	June 30,	June 30,	Increase/	Increase/
	2013	2012	(Decrease)	(Decrease)
Revenues	$-	$169,613	$(169,213)	(100.00)%
Cost of Sales	-	194,296	(194,926)	(100.00)%
Gross Profit	-	(25,713)	25,713	(100.00	) )%
Operating Expenses	(155,409)	(412,813)	(257,404)	(62.35)%
Other Income (Expenses)	4,010,329	(61,865)	4,072,812	6,583%	%
Income Taxes	-	(487)	-	0%
Net Income (Loss)	$$3,855,838	$(500,878)	$4,356,416	870.	%

Basic and Diluted Loss Per Common Shares	$(0.03)	$(0.02)

Weighted Average Basic and Diluted Common Shares Outstanding	150,709,785	22,569,452

Revenues

For the three months, ended June 30, 2013, revenues decreased $169,213, from the three months ended June 30, 2012. The decrease in sales is the result of the cessation of the golf products distributorship on April 1, 2013. Intelligent Living, Inc. is a development stage company which realized no sales during the three months ended June 30, 2013..

Cost of Sales

For the three months ended June 30, 2013, our costs of sales decreased $194,265, or 100% from the same period in 2012.

Cost of sales has decreased entirely as a result of the cessation of the golf products distribution business on April 1, 2013.

Gross Profit

For the three months ended June 30, 2013, overall gross profit decreased $(25,713) (100%), as compared to the same three-month period in 2012, due to the cessation of the golf products business

Operating Expenses

For the three months ended June 30, 2013, our overall operating expenses decreased by $257,404 or 62.35%. This decrease is attributable to decreases in  depreciation, impairment charges, and other selling, general, and administrative expenses in 2013.

Other Income (Expenses)

For the three months ended June 30, 2013, our other income (expenses) increased $4,072,812, or 6,583%, over the same three-month period in 2012. The increase is  attributable to the gain realized on the redemption of preferred stock as a result of the April 5, 2013 Asset Purchase Agreement, less an increase in interest expense largely related to an increase in amortization of the beneficial conversion feature.

Net Income (Loss)

For the three months ended June 30, 2013, our net income was $3,855,538, an increase of $4,356,416 or 870% over the three months ended June 30, 2012.  Included in net income are various non-cash expenses related to depreciation, embedded beneficial conversion features included in our convertible notes payable, and a reserve for inventory obsolesce.  Amortization of beneficial conversion features included interest expense total of $77,669 and $49,464 respectively. Depreciation and amortization of fixed assets and intangible assets totaled $24,439 and 56,485 respectively. Absent these large, non-cash expenses our net operating results for the three months ended June 30, 2013 and 2012 would have been a net income of $3,957,646 and a net loss of $394,939 respectively.

Six Months Ended June 30, 2013 and 2012 (Unaudited)

The following table sets forth our results of the operations for the six months ended on June 30, 2013 and 2012.

	June 30,	June 30,	Increase/	Increase/
	2013	2012	(Decrease)	(Decrease)
Revenues	$40,312	$362,809	$(322,497)	(88.89)%
Cost of Sales	23,328	283,958	(260,630)	(91.78)%
Gross Profit	16,984	78,851	(61,867)	(78.46)%
Operating Expenses	(263,897)	(651,955)	(388,058)	(59.52)%
Other Income (Expenses)	4,074,826	(109,019)	4,074,826	3,737.72%
Income Taxes	(15)	(1,412)	-	0%
Net Income (Loss)	$$3,718,879	$(683,535)	$4,402,414	644.07%

Basic and Diluted Loss Per Common Shares	$(0.03)	$(0.02)

Weighted Average Basic and Diluted Common Shares Outstanding	150,709,785	22,569,452

Revenues

For the six months ended June 30, 2013, revenues decreased $322,497, from the six months ended June 30, 2012. The decrease in sales is the result of the cessation of the golf products distributorship on April 1, 2013. Intelligent Living, Inc. is a development stage company which realized no sales during the six months ended June 30, 2013.

Cost of Sales

For the six months ended June 30, 2013, our costs of sales decreased $260,650 or 91.78%, from the same period in 2012.

Cost of sales has decreased entirely as a result of the cessation of the golf products distribution business on April 1, 2013.

Gross Profit

For the six months ended June 30, 2013, overall gross profit decreased $61,867 (78.46%), as compared to the same six-month period in 2012, due to the cessation of the golf products business

Operating Expenses

For the six months ended June 30, 2013, our overall operating expenses decreased by $388,058, or 59.52%. This decrease is attributable to decreases in depreciation, impairment charges, and other selling, general, and administrative expenses in 2013.

Other Income (Expenses)

For the six months ended June 30, 2013, our other income (expenses) increased $4,074,826, or 3,737%, over the same six-month period in 2012. The increase is attributable to the gain realized on the redemption of preferred stock as a result of the April 5, 2013 Asset Purchase Agreement, less an increase in interest expense largely related to an increase in amortization of the beneficial conversion feature.

Net Income (Loss)

For the six months ended June 30, 2013, our net income was $3,718,879, an increase of $4,402,414 or 3,737.72% over the six months ended March 31, 2012. Included in net income are various non-cash expenses related to depreciation, embedded beneficial conversion features included in our convertible notes payable, and a reserve for inventory obsolesce.  Amortization of beneficial conversion features included interest expense total of $96,725 and $49,464 respectively. Depreciation and amortization of fixed assets and intangible assets totaled $22,422 and 132,547 respectively. Absent these large, non-cash expenses our net operating results for the six months ended June 30, 2013 and 2012 would have been a net income of $3,838,026 and a net loss of $501,224 respectively.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $98,894 as of June 30, 2013 compared to cash of $11,145 as of December 31, 2012. Net cash used in operating activities for six (6) months ended June 30, 2013 and 2012 was $4,217,793 and $(193,773) respectively.

Cash flows used in investing activities totaled $1,235,129 and $193,773 for the six (6) months ended June 30, 2013 and December 2012, respectively.

Cash flows provided by financing activities totaled $797,449 during the six (6) months ended June 30, 2013 compared to $193,987 for the six (6) months ended June 30, 2012. During 2013, we received proceeds from related party notes of $34,306 and made repayments on loans from related parties of $46,756. We also received proceeds of $1,100,000 and issued convertible notes payable, issued stock for retirement of convertible debt totaling $25,900, and redeemed preferred stock totaling $3,751,746.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules  13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure and control procedures are also designed to ensure that such information is accumulated and communicated to management, including the chief executive officer and principal accounting officer, to allow timely decisions regarding required disclosures. As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of June 30, 2013, our disclosure controls and procedures were not effective due to a lack of adequate segregation of duties and the absence of an audit committee.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

In order to remedy our existing internal control deficiencies, and as our finances allow, we will hire additional accounting staff.

Changes in Internal Control over Financial Reporting

Management has evaluated whether any changes in our internal control over financial reporting as of June 30, 2013 were made. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

NONE

ITEM 1 - LEGAL PROCEEDINGS

A)
On October 11, 2012, Pro Line Sports amended their lawsuit to include officers and directors as alleged conspirators to their infringement allegation. Our patent counsel has opined that the Feel Golf Product design does not infringe. Settlement negotiations continue as the date of this filing with mediation rescheduled for August 2013.

ITEM 1A - RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

ITEM 5 - OTHER INFORMATION

During this period and all events below has Form 8K’s filed for detail reference:

a)	David Wells resigns January 11 2013 as a member of the Board of Directors and Ms. Victoria Rudman is appointed a director to replace Mr. Wells.
b)	Lee Miller resigns as Chairman of Feel Golf Co., Inc on January 30, 2013 and Matt Schissler becomes Chairman the same day.
c)	8K/A filed for resignations and appointments of officers and directors (Form 8K filed February 7, 2013)
d)	Feel Golf Co., Inc on February 13 2013 is served with forbearance and default notices from three (3) of its lenders and the Company agrees to honor.
e)	A Material Definitive Agreement in regard to the Company defaulting on three (3) convertible notes, agreeing to, and entering into forbearance agreements. (Form 8 K filed February 13,2013)
f)
On March 1, 2013, the Company entered into a securities purchase agreement with Michael A. Rogoff, and Marvin Neuman, both are individuals (the “Holder(s)”) for the purchase and sale of $50,000 of its convertible notes to each of the two individuals (“Notes”) for a total of $100,000. Each of the two Notes bears interest at the rate of 10% per annum beginning as of March 1, 2013, and matures on March 1, 2015.

g)
On March 5, 2013, the Company acquired and retired 2,148,000 of its Series Class A Preferred Shares from three shareholders. The 2,148,000 shares were convertible into 1,074,000,000 shares of common stock of the Company.

h)	Lee Miller resigns as CEO/CFO on April 5, 2013 - Form 8K is filed.
i)
The Miller Family Trust with Lee Miller as their Trustee, held majority voting power until April 5th, 2013. The Trust held 4,680,000 of Class A Preferred Shares and the Miller Family Trustee agrees to retire 4,673,400 shares of their Class “A” Preferred held in Feel Golf Co., Inc. The Miller Family Trust retained 6,600 of the Class A Preferred and concurrently agrees to convert the 6,600 balance of the Class A Preferred Shares (500:1 conversion)  into 3,300,000 common shares in Feel Golf Co., Inc. In turn Feel Golf’s  Co. Inc, new Board of Directors agree in consideration and for the retirement of the Miller Family Trust Class A Preferred shares, to sell certain golf related assets and certain liabilities to a newly formed private corporation, called Feel Golf Products, Inc. This new Company.is owned by Mr. Miller and assumes $ 850,000 of debt formerly held by the Feel Golf Co., Inc, the public company  (See Form 8 K filed April 9, 2013.

j)	The new address for the Feel Golf Co., Inc as of April 5, 2013 is 200 S. Andrews Ave, Ste 703B, Ft. Lauderdale, FL, 33301 (See Form 8 K filed).
k)	Ms. Victoria Rudman on April 5, 2013 is appointed CEO/CFO for Feel Golf Co., Inc (Form 8K filed April 9, 2013).
l)
Intelligent Living Inc (ILI) is acquired by Feel Golf Co .Inc and will operate as a subsidiary of Feel Golf Co., Inc On the 5th of April 2013, the Company (or “FCG”) entered into a share exchange agreement with Intelligent Living Inc., a Florida corporation (“ILI”) for the transfer of all of the issued and outstanding capital stock of ILI owned by the Shareholders, in exchange for the Acquisition Consideration. FGC will exchange newly issued shares of its common stock (the “ FGC Common Shares ”) for all of the issued and outstanding capital stock of ILI held by the Shareholders, thereby making ILI a wholly-owned subsidiary of FGC. ILI will transfer, assign, convey, and set over unto FGC, and FGC will receive and accept from the Shareholder, all of the issued and outstanding shares of ILI owned by the Shareholders, which constitutes approximately 100% of the ownership interest in ILI, free and clear of any Lien, in exchange for the following Acquisition Consideration: 35,714,286 shares of FGC Common Stock representing consideration of $500,000 based on the closing price of the FGC Common Stock on March 20, 2013. ( Form 8K filed April 9,2013).

m)	On May 1, 2013, the Company enters into a 15% Convertible note with Monbridge, Inc for $150,000. This note is due in full on May 1, 2014.
n)
On May 10, 2013, the Company entered into an asset acquisition of  New Castle County Services, (NCCS) a Delaware corporation. The NCCS corporation has developed software for brain stimulation and cognitive thinking. The acquisition provides FGC with a core lifestyle company and for consideration will pay NCCS $ 150,000, no later than November 10, 2014. The Company upon closing will also deliver a promissory note for $ 850,000 that is convertible at NCCS option, into FGC common stock. (See Form 8K filed May 13,2013).

o)	On June 1, 2013 the Board of Directors approved the appointment of Paul Favata as President for the Company. Mr. Favata agreed to be compensated at $96,000 per year.
p)	On June 1, 2013, the Board of Directors approved the appointment of Paul Favata to the Board of Directors.

ITEM 6 - EXHIBITS

Exhibits. No.	Description

31.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1
Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

33.1- Asset acquisition agreement executed on May 10, 2013 of New Castle County Services, a Delaware Corporation. (See sub event included and Form 8K filed May 13, 2013)

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEEL GOLF CO., INC. (Registrant)

Date: August 19, 2013	By:	/s/ Victoria Rudman
Victoria Rudman Chief Executive Officer and Chief Financial Officer