Form 10-Q
period 2013-09-30
Intelligent Living Inc.
filed 2013-11-18
CIK 1141673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

For the transition period from   to

Commission file number 000-54026

INTELLIGENT LIVING INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	45-1498410
State or other jurisdiction of	(IRS Employer
Incorporation or organization	Identification Number)

20801 Biscayne Blvd Suite 403 Miami, FL	33180
(Address of principal executive offices)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of common shares outstanding as of September 30, 2013 was 540,741,981 and as of the filing date, the outstanding is 699,662,409.

INTELLIGENT LIVING, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Index to Financial Statements

CONDENSED BALANCE SHEETS (unaudited)	F-2

CONDENSED STATEMENTS OF OPERATIONS (unaudited)	F-3

CONDENSED STATEMENTS OF CASH FLOWS (unaudited)	F-4

NOTES TO THE CONDENSED FINANCIAL STATEMENTS	F-5

INTELLIGENT LIVING, INC.
(Formerly known as Feel Golf, Inc.)
Balance Sheets
	(Unaudited)
	September 30,	December 31,
ASSETS	2013	2012

Current assets
Cash and cash equivalents	$50,604	$11,145
Accounts receivable, net of allowance account	-	8,568
Barter receivable	-	191,270
Receivable from shareholder	-	329
Inventory, net of obsolescence reserve	-	101,354
Other current assets	-	2,976

Total current assets	50,604	315,642

Non-current assets
Property plant & equipment	-	308,670
Intangible assets:
Goodwill	500,000	-
Mind 360	1,000,000	-
ScheduleMorePatients: EMR Software	80,000	-

Total non-current assets	1,580,000	308,670

TOTAL ASSETS	$1,630,604	$624,312

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
Accounts payable	$77,050	$212,261
Accrued interest	146,250	125,641

Total current liabilities	223,300	337,902

Long-term liabilities
Note payable - Mind 360	75,000	-
Related party notes payable	-	886,856
Convertible notes payable	1,166,325	326,893

Total long-term liabilities	1,241,325	1,213,749

TOTAL LIABILITIES	1,464,625	1,551,651

Preferred stock - $0.0001 par value, 20,000,000 shares authorized, 6,828,200 and zero shares issued and outstanding at December 31, 2012 and September 30, 2013 respectively	-	683
Common stock - $0.001 par value, 6,000,000,000 shares authorized 105,902,785 and 540,741,981 shares issued and outstanding at December 31, 2012 and September 30, 2013 respectively	540,742	105,903
Treasury stock - 74,800 shares	(683)	-
Additional paid in capital	16,544,539	15,410,372
Accumulated deficit	(16,918,619)	(16,443,614)

Shareholders' deficit	165,979	(927,339)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$1,630,604	$624,312

The accompanying notes are an integral part of these financials statements.

INTELLIGENT LIVING, INC.
(Formerly known as Feel Golf, Inc.)
Statements of Operations
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012

Revenue	$-	$-	$40,312	$97,153

Cost of goods sold	-	-	23,328	23,974

Gross profit	-	-	16,984	73,179

Operating expenses
General and administrative expenses	139,069	-	303,622	93,526
Depreciation/amrotization		-	21,310	63,258

Total operating expenses	139,069		324,932	156,784

Net loss before other expenses	(139,069)	-	(307,948)	(83,605)

Other income (expenses):
Other income	-	-	-	8,494
Loss on conversion of convertible debt	(105,266)	-	(105,266)	-
Related party interest expense	-	-	-	(13,397)
Interest expense	(16,651)	-	(61,791)	(14,888)

Total other expenses	(121,917)	-	(167,057)	(19,791)

Net loss	$(260,986)	$-	$(475,005)	$(103,396)

Basic and diluted loss per common share based	$(0.00)	$-	$(0.00)	$(0.00)

Weighted average number of basic and diluted common shares outstanding	261,798,251	22,569,452	261,798,251	22,569,452

The accompanying notes are an integral part of these financial statements.

INTELLIGENT LIVING, INC.
(Formerly known as Feel Golf, Inc.)
Statements of Cash Flows
(Unaudited)

	For the nine months ended
	September 30,	September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(475,005)	$(786,938)
Adjustments to reconcile net loss to net cash used in
operating activities:
Loss on retirement of fixed assets	-	6,196
Bad debt expense	-	15,884
Depreciation and amortization	21,310	195,805
Amortization of benefical conversion feature	-	49,464
Impairment of inventory	-	39,998
Loss on conversion of convertible debt	105,266	-
Beneficial conversion feature	250,275	-
Stock issued for services	66,000	-
Gain on sale of assets	(634,191)	-
Goodwill	500,000	-
Changes in operating assets and operating liabilities:
Accounts receivable	8,568	151,418
Barter receivable	191,270	2,807
Inventory	329	137,437
Receivable from shareholder	101,354	(329)
Other assets	2,976	2,098
Accounts payable	(135,211)	(26,561)
Accrued interest	20,609	-

Net Cash Used In Operating Activities	23,550	(212,721)

CASH FLOWS FROM FINANCING ACTIVITIES:

Investment in subsidiary	(500,000)	-
Purchase of Mind 360	(1,000,000)	(5,350)
Purchase of ScheduleMorePatients: EMR Software	(80,000)	-

Net cash flows used in financing activities	(1,580,000)	(5,350)

CASH FLOWS FROM INVESTING ACTIVITIES:
Exchange of intellectual property for retirement of related party debt	-	1,226,305
Exchange of related party notes payable	-	(1,048,572)
Repayment of related party notes payable	(886,856)	(22,513)
Proceeds from related party notes payable	-	52,244
Repayment of notes payable	-	(1,000)
Note payable Mind 360, net	75,000	-
Convertible notes payable, net	839,432	-
Treasury stock	(683)	-
Common stock	434,849	-
Additional paid in capital	1,134,167	-
		-
Net cash flows provided by investing activities	1,595,909	206,464

INCREASE (DECREASE) IN CASH	39,459	(11,607)
CASH AT BEGINNING OF PERIOD	11,145	18,991
CASH AT END OF PERIOD	$50,604	$7,384

SUPPLEMENTAL OF CASH FLOW INFORMATION
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

NOTE 1 – PRESENTATION

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2012 audited financial statements. The results of operations for the period ended September 30, 2013 is not necessarily indicative of the operating results for the full year.

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

Reclassification of Financial Statement Accounts

Certain amounts in the December 31, 2012 financial statements have been reclassified to conform to the presentation in the September 30, 2013 financial statements.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

Deferred taxes

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

Permanent tax difference

The net gain reported for the Asset Purchase Agreement on April 5, 2013 is materially the result of the preferred stock redemption by operation of the Asset Purchase Agreement dated April 5, 2013, and represents the amounts charged  as compensation expense during years ended December 31, 2010 and December 31, 2011,  related to preferred stock awards received the former preferred shareholder and officer. These awards were credited to paid in capital.  For Federal and state income tax purposes, these amounts were not deducted, and therefore were treated as Permanent Differences for tax purposes.  Correspondingly, under the Tax Benefit Rule, the reporting of the gain on retirement or redemption should not give rise to Federal or state taxable income.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. During the nine (9) months ended September 30, 2013, the Company realized a net operating loss of $475,005 and has incurred an accumulated deficit of $16,918,619. The ability of the Company to continue as a going concern is dependent on the Company’s successful execution of its new business strategy which is in large part contingent on obtaining adequate capital. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

During the nine (9) months ended September 30, 2013, Company management determined that the carrying value of a portion of the inventory acquired in the Caldwell and Pro Line Sports acquisition, which were recorded at the fair market value at the time of acquisition, exceeded its net realizable value.

On April 5, 2013, the Company entered into an Asset Purchase Agreement with its former controlling shareholder (see discussion under Note 4). The Agreement, among other things, provides for the exchange of all operating assets, including inventory, related to the golf products business.  The new operating business, discussed below under Note 4, is not a reseller of goods and therefore does not possess inventory held for resale. Accordingly, the stated value of inventory at September 30, 2013, is zero.

NOTE 4 – ASSET PURCHASE AGREEMENT BETWEEN FEEL GOLF COMPANY, INC. AND LEE MILLER;  STOCK PURCHASE OF INTELLIGENT LIVING, INC.

Asset Purchase Agreement

The Miller Family Trust, with Lee Miller as their Trustee, held majority voting power of Feel Golf Company, Inc., until April 5th, 2013. The Trust held 4,680,000 of Class A Preferred Shares. Under the terms of the Asset Purchase Agreement dated April 5th, 2013, by and among Feel Golf Products, Inc (Buyer; a company wholly owned by Lee Miller) and Feel Golf Company, Inc. (Seller), the Miller Family Trustee agreed to retire 4,673,400 shares of their Class “A” Preferred held in Feel Golf Co., Inc. The Miller Family Trust retained 6,600 of the Class A Preferred and concurrently agreed to convert the 6,600 balance of the Class A Preferred Shares (500:1 conversion) into 3,300,000 common shares in Feel Golf Co., Inc. In turn Feel Golf’s Co. Inc, new Board of Directors agreed, in consideration and for the retirement of the Miller Family Trust Class A Preferred shares, to sell certain golf related assets and certain liabilities to a newly formed private corporation, called Feel Golf Products, Inc. This new Company.is owned by Mr. Miller and assumes approximately $850,000 of debt formerly held by the Feel Golf Co., Inc, the public company (See Form 8 K filed April 9, 2013).

Acquisition and Share Exchange Agreement

On April 5, 2013, the shareholders of Intelligent Living, Inc., a Florida corporation, entered into an Acquisition and Share Exchange Agreement with Feel Golf Company, Inc., for the transfer of all of the issued and outstanding capital stock of  the Company, in exchange for 35,714,286 shares of FGC Common Stock representing consideration of $500,000 based on the closing price of FGC Common Stock on March 20, 2013 (Form 8K filed on April 9, 2013).

Effective April 5, 2013, the Company became a wholly owned subsidiary of Feel Golf Company, Inc. (see Form 8k dated April 5, 2013), and accompanying consolidated pro forma financial statements of Feel Golf Company, Inc. and Subsidiary for the quarter ended March 31, 2013, the years ended December 31, 2012 and December 31, 2011, for additional information.

As a result of the transaction, effective April 9, 2013, Feel Golf Company’s financial statements are reported consolidated basis, for the quarter ended September 30, 2013.

NOTE 5 - INTANGIBLE ASSETS

The Company entered into a Software Development Agreement on May 6, 2013 with ScheduleMorePatients LLC, (Developer), a Montana limited liability company.  The Developer will develop a software platform for the Company in the amount of $80,000 to develop electronic medical records software. The company and developer have agreed on a payment plan of $5,000 for the first nine (9) months and $25,000 for the 7th and 8th month thereafter. The software is to be incorporated into the business model and utilized by the physicians in conjunction with the hormone treatment therapy treatments.

On July 16, 2013, the Company modified its acquisition agreement with New Castle County Services, Inc. (“NCCS”), a Delaware corporation, for the purchase of all assets related to cognitive brain training games websites and blog (including the website Mind360.com). Originally, as consideration for the acquisition of the assets, the Company was to pay $150,000 in cash to NCCS, no later than November 14, 2014 and to deliver to NCCS a promissory note in the amount of $850,000. FGC and NCCS have agreed that FGC will issue to NCCS 50,000,000 (Fifty Million) shares of its common stock in exchange for $50,000 (Fifty Thousand Dollars) of the $150,000 (One Hundred Fifty Thousand Dollars) that was due to be paid in cash and paid cash amounts of $15,000 on September 3, 2013 and $10,000 on September 26, 2013.

NOTE 6 – RELATED PARTY TRANSACTIONS

Over the course of the Company’s history loans for operating purposes have been made to the Company by the CEO of the Company. The related party notes due to officers total $-0- at September 30, 2013 and $886,856 at December 31, 2012, respectively. These notes carry interest rates of 7% to 15% and have balloon payments that were due in full on December 31, 2012. One loan is considered a commercial loan under the Uniform Commercial Code and is secured by a UCC blanket lien on the Company’s assets. The secured loan totals approximately $756,000 as of March 31, 2013. The other loans are unsecured. For the three (3) months ended September 30, 2013, the Company accrued $-0- in interest expense on these loans.

On April 5, 2013, the Company entered into an Asset Purchase Agreement with its former controlling shareholder, which, among other things, provided for the assumption of the related party notes due to officers (discussed above under Note 4). As a result of the debt assumption, the carrying value at September 30, 2013 of notes due to officers is zero.

NOTE 7 – CONVERTIBLE DEBENTURES

Beginning on March 19, 2010 through September 30, 2013 the Company has entered into multiple convertible debenture agreements with third parties. These debentures carry interest at 8 to 15% per annum, are due in full starting on March 19, 2012, and are collateralized by 600,000 shares of the Company’s common stock held in escrow. At the option of the holder, and with legal opinion, outstanding principal and unpaid interest balance is convertible into shares of the Company’s common stock. The conversion price is the higher of a) 40-50% of the average of the three to twenty lowest or average intraday or closing prices for the Company’s stock during the previous 10 to 15 trading days or b) $0.0001. The Company entered into three (3) forbearance agreements caused by the Company’s outstanding note repayment default with three (3) of their convertible note holders that grants a conversion default rate of $.0001. (See Form 8K filed February 20, 2013)

The total outstanding convertible principal amount as of this period is $1,416.600. All notes have various maturity dates.

Owner	Rate	Dated	Amount
R&T Sports	15.00%	09/12/13	$47,845
Somesing, LLC	15.00%	Various	14,207
Longside Ventures	10% - 15%	Various	117,990
Arnold Goldin, Inc.	10% - 15%	Various	21,050
Taconic Group,LLC	10% - 15%	Various	65,508
Marvin Neuman	10%	3/31/2013	50,000
Michael Rogoff	10%	3/31/2013	50,000
Monbridge, Inc.	15%	5/1/2013	150,000
Pasquale Pascullo	10%	9/25/2013	50,000
New Castle County Services	5%	5/10/2013	850,000

			$1,416,600

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms of these debentures and determined that a beneficial conversion feature (BCF) exists. The Company calculated the value of the BCF using the intrinsic method based on the stock price on the day of commitment, the discount as agreed to in the debenture, and the number of convertible shares. The combined value of the BCF for the debentures entered into during the nine (9) months ended September 30, 2013 is $1,166,325. The BCF has been recorded as a discount to the debenture payable and to Additional Paid-in Capital.

During the nine (9) months ended September 30, 2013, the Company recognized $250,275 in amortization of current and previous BCF. This amount has been recorded as interest expense in accordance with ASC 470.

NOTE 8 - STOCKHOLDERS’ EQUITY

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

On September 15, 2011, the Company issued 6,000,000 shares of its Series A Preferred Stock to Company officers as compensation for services rendered to the Company. These services were based on the value of the underlying common stock on the date of issuance, multiplied by the number of convertible shares for each share of Preferred Stock. Accordingly, the Company recognized a one-time $900,000 expense for stock compensation related to this issuance.

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

During the nine (9) months ended September 30, 2013, the Company issued 66,000,000 of its common stock to consultants, employees, and officers of the Company for services valued at 66,000.

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

On July 18, 2013, the Company delivered 50,000,000 shares to New Castle County Services in accordance with their agreement.

During the third quarter ending September 30, 2013, the company distributed 66,000,000 shares of common stock for services.

During the third quarter ending September 30, 2013, a total of 140,320,000 common shares were distributed as a result of convertible notes payable redemptions. The Company recorded a loss of $105,266 in connection with these transactions.

The Company also issued 25,900,000 shares of its common stock for conversion of a portion of the Company’s convertible debentures valued at $21,320. The value of the stock was calculated per conversion prices of .0001 and .0009.

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to September 30, 2013;

On November 4, 2013, the Company delivered 5,000,000 shares for legal services.

A)	On October 1, 2013, the Company delivered 6,500,000 shares for legal services.

B)
On October 11, 2013, the Company settled its lawsuit with I GOTCHA HOLDINGS, LLC, and PRO LINE SPORTS, INC., The settlement agreement mandated delivery of 12,500,000 shares of restricted common stock valuing $25,000 ($.002/sh) to be distributed as requested by counsel.

C)	On November 1, 2013, Intelligent Living, Inc. entered into a Joint Venture Agreement for a term of three (3) years with Monster Arts, Inc. (form 8-K filed November 7, 2013).

D)	On November 4, 2013, the Company delivered 5,000,000 shares for legal services.

E)
On November 12, 2013, Intelligent Living, Inc. entered into an Amended and Restated 10% Convertible Debenture with Michael A. Rogoff for the sum of One Hundred Thousand Dollars ($100,000) with simple interest accruing at the rate of 10% with a maturity date of November 12, 2015.

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

Company Overview

Our financial statements for the nine (9) months ended September 30, 2013 and 2012 reflect net losses of $(244,335) and $(-0-), respectively. This is based on gross profits of ZERO for the nine (9) months ended September 30, 2013 and, 2012. Included in our net loss are operating and loss on conversion of convertible debt.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2013 and 2012 (Unaudited)

The following table sets forth our results of the operations for the three months ended on September 30, 2013 and 2012.

	Sept 30,	Sept 30,	Increase/	Increase/
	2013	2012	(Decrease)	(Decrease)
Revenues	$-	$459,962	$(459,962)	(100.00)%
Cost of Sales	-	307,932	(307,932)	(100.00)%
Gross Profit	-	152,030	(152,030)	(100)%
Operating Expenses	(139,069)	(808,730)	(669,661)	(83)%
Other Income (Expenses)	-	(61,865)	61,865	100%
Income Taxes	-	(487)	487	100%
Net Income (Loss)	$(244,335)	$(768,938)	$(524,603)	68%

Basic and Diluted Loss Per Common Shares	$(0.00)	$(0.03)

Weighted Average Basic and Diluted Common Shares Outstanding	261,798,251	22,569,452

Revenues

For the three months, ended September 30, 2013, revenues decreased $(459,962), from the three months ended September 30, 2012. The decrease in sales is the result of the cessation of the golf products distributorship on April 5, 2013. Intelligent Living Inc. is a development stage company which realized no sales during the three months ended September 30, 2013.

Cost of Sales

For the three months ended September 30, 2013, our costs of sales decreased $(307,932) or (100)%, from the same period in 2012.

Cost of sales has decreased entirely as a result of the cessation of the golf products distribution business on April 5, 2013.

Gross Profit

For the three months ended September 30, 2013, overall gross profit decreased (100%), as compared to the same three-month period in 2012, due to the cessation of the golf products business

Operating Expenses

For the three months ended September 30, 2013, our overall operating expenses decreased by $(139,060), or (83)%. This decrease is attributable to decreases in depreciation, impairment charges, and other selling, general, and administrative expenses in 2013.

Other Income (Expenses)

For the three months ended September 30, 2013, our other income (expenses) increased by 100%, as compared to the same three-month period in 2012.

Net Income (Loss)

For the three months ended September 30, 2013, our net loss was $(244,335), a decrease of $(524,603) or (68)% over the three months ended September 30, 2012. Included in net income are various non-cash expenses related to depreciation, embedded beneficial conversion features included in our convertible notes payable, and a reserve for inventory obsolesce.

Nine Months Ended September 30, 2013 and 2012 (Unaudited)

The following table sets forth our results of the operations for the six months ended on September 30, 2013 and 2012.

	September 30,	September 30,	Increase/	Increase/
	2013	2012	(Decrease)	(Decrease)
Revenues	$40,312	$97,153	$(56,841)	(59)%
Cost of Sales	23,328	23,974	(646)	(3)%
Gross Profit	16,984	73,179	(56,195)	(77)%
Operating Expenses	324,932	156,784	168,148	107%
Other Income (Expenses)	(150,406)	(19,791)	(130,615)	(660)%
Income Taxes	-	-	-	0%
Net Income (Loss)	$ $(458,354)	$(103,396)	$(354,958)	(343)%

Basic and Diluted Loss Per Common Shares	$(0.00)	$(0.00)

Weighted Average Basic and Diluted Common Shares Outstanding	261,798,251	22,569,452

Revenues

For the nine (9) months ended September 30, 2013, revenues decreased $(56,841), from the nine (9) months ended September 30, 2012. The decrease in sales is the result of the cessation of the golf products distributorship on April 5, 2013. Intelligent Living Inc. is a development stage company which realized no sales during the nine (9) months ended September 30, 2013.

Cost of Sales

For the nine (9) months ended September 30, 2013, our costs of sales decreased $(646), or (3)%, from the same period in 2012.

Cost of sales has decreased entirely as a result of the cessation of the golf products distribution business on April 5, 2013.

Gross Profit

For the nine (9) months ended September 30, 2013, overall gross profit decreased $(56,195) or (77%), as compared to the same nine-month period in 2012, due to the cessation of the golf products business.

Operating Expenses

For the nine (9) months ended September 30, 2013, our overall operating expenses increased by $168,148, or 107%. This increase is attributable to development of the new business of Intelligent Living Inc.

Other Income (Expenses)

For the nine (9) months ended September 30, 2013, our other income (expenses) decreased $(130,615), or (660)%, over the same nine-month period in 2012.

Net Income (Loss)

For the nine (9) months ended September 30, 2013, our net loss was $(458,354), a decrease of $(354,958) or (343)% over the nine (9) months ended September 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $98,894 as of September 30, 2013 compared to cash of $11,145 as of December 31, 2012. Net cash used in operating activities for nine (9) months ended September 30, 2013 and 2012 was $4,217,793 and $(193,773) respectively.

Cash flows used in investing activities totaled $1,235,129 and $193,773 for the nine (9) months ended September 30, 2013 and December 2012, respectively.

Cash flows provided by financing activities totaled $797,449 during the nine (9) months ended September 30, 2013 compared to $193,987 for the nine (9) months ended September 30, 2012. During 2013, we received proceeds from related party notes of $34,306 and made repayments on loans from related parties of $46,756. We also received proceeds of $1,100,000 and issued convertible notes payable, issued stock for retirement of convertible debt totaling $25,900, and redeemed preferred stock totaling $3,751,746.

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

PART II - OTHER INFORMATION

NONE

ITEM 1 - LEGAL PROCEEDINGS

A)
On October 11, 2012, Pro Line Sports amended their lawsuit to include officers and directors as alleged conspirators to their infringement allegation. Our patent counsel has opined that the Feel Golf Product design does not infringe.  On October 11, 2013, the Company settled its lawsuit with I GOTCHA HOLDINGS, LLC, and PRO LINE SPORTS, INC., The settlement agreement mandated delivery of 12,500,000 shares of restricted common stock valuing $25,000 ($.002/sh) to be distributed as requested by counsel.

ITEM 1A - RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

Exhibits. No.	Description

31.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

33.1	Amended and Restated 10% Convertible Debenture executed on November 12, 2013 with Michael A. Rogoff for the sum of One Hundred Thousand Dollars ($100,000) with simple interest accruing at the rate of 10% with a maturity date of November 12, 2015.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELLIGENT LIVING INC. (Registrant)

Date: November 18, 2013	By:	/s/ Victoria Rudman
Victoria Rudman Chief Executive Officer and Chief Financial Officer