Form 10-K
period 2013-12-31
Intelligent Living Inc.
filed 2014-05-07
CIK 1141673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C.

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended: December 31, 2013
or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from: _____________ to _____________

Commission file number 000-54026

INTELLIGENT LIVING INC.
 (Exact name of registrant as specified in its charter)

Nevada 45-1498410 -------------------- ----------------- (State or other jurisdiction (I.R.S. Employer of Incorporation) Identification No.) -------------------------------------------------

20801 Biscayne Blvd.,  Suite 403 Miami FL  33180

(Address of principal executive offices)

(866.326.3000)

(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b)

None

Securities registered pursuant to Section 12(g)

             Title of each class

Name of each exchange on which registered

                   Common Stock, $0.001 par value

None

                 ______________________________

__________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act

[   ] Yes     [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act from their obligations under those Sections.                [   ] Yes     [ X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                  [X] Yes     [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                        [X]  Yes    [  ]  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer |_|

Non-accelerated Filer |_|

 Accelerated Filer |_|

Smaller Reporting Company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

[  ] Yes

[X] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes

  [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price for such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $186,131 based on a sales price of $0.0023 per share, representing the sales price of the Company’s common stock on June 30, 2013.

As of April 30, 2014, the registrant had 1,538,661,936 shares of Common Stock, par value $0.001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Cautionary Note Regarding Forward-Looking Statements

This Form 10-K contains “forward-looking statements” within the meaning of applicable securities laws relating to Intelligent Living Inc. which represent our current expectations or beliefs including, but not limited to, statements concerning our operations, performance, and financial condition. These statements by their nature involve substantial risks and uncertainties, credit losses, dependence on management and key personnel, variability of quarterly results, and our ability to continue growth. Statements in this annual report regarding planned operations and any other statements about our future expectations, beliefs, goals, plans or prospects constitute forward-looking statements. You should also see our risk factors.  For this purpose, any statements contained in this Form 10-K that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “anticipate”, “intend”, “could”, “estimate”, or “continue” or the negative or other comparable terminology are intended to identify forward- looking statements. Other matters such as our growth strategy and competition are beyond our control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for us to predict all of such factors, nor can we assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART 1

Item 1. Business

History:

Intelligent Living Inc. (“Intelligent Living”, the “Company”, “we”, “us”), formerly known as Feel Golf Co., Inc. (“FGC”), was originally incorporated in the State of California in 2000. The Company was re-domiciled to Nevada in August 2013.

The Company was in the golf business selling golf clubs, shoes, bags and other products related to the golfing industry.  This business was not successful and it was sold to Feel Golf Products, Inc. (“FGP”). FGP was owned and operated by Lee Miller, the prior Company’s Chief Executive Officer.

On April 5, 2013, the Company entered into a share exchange agreement with Intelligent Living Inc. (“ILI”), a Florida corporation whereby the Company issued 35,714,286 shares of its common stock in exchange for all of the issued and outstanding shares of common stock of ILI.

On April 5, 2013, the Company entered into an Asset Purchase Agreement (APA) whereby it sold all of its golf assets including: 1) golf inventory, 2) Intellectual Property, 3) Books and Records.  Not transferred assets include legal rights, third party claims, escrow account and other assets included under the new corporation.  As consideration for the transaction, the Company received from FGP, 4,673,400 of the Company’s Series A Preferred Shares that were convertible into 2,336,700,000 common shares of the Company.  Concurrently, FGC changed its name to Intelligent Living Inc.

Business:

Intelligent Living Inc. acts as an e-Health holding company engaged in developing platforms within each of its four (4) subsidiary companies.  These include: MIND360 Studios LLC, Health and Beyond Nutra Company LLC, Provectus LLC, and Social420 LLC.

MIND360 Studios LLC is engaged in the development and marketing of educational and mental fitness games for the web and for mobile devices. Currently we operate www.mind360games.com as well as the mobile version of this platform, which is available on the Android smartphone. We derive revenue from subscription fees and advertising. Most recently we added a non-profit fundraiser model that provides MIND360 with exposure in return for a share of the subscription revenue in the form of a donation. We are continuing to improve and add games to the platform. MIND360 Studios has created a unique partnership with Monster Arts Inc. to create and publish mobile applications in the health and wellness space as well as in gaming for brain fitness.  We currently have 4 titles available on Google Play and look to add several hundred over the next two years on iTunes, Google Play and other platforms.

Acquired in January 2014, Health and Beyond Nutra Company LLC is the operator of DrLarryDirect.com our nutraceutical and formulary Wellness Company. DrLarryDirect offers homeopathic remedies and a unique testing service called the Bio-nutritional Evaluation that tests the pH level in a customer to figure out where he/she is deficient. We then prescribe a wellness regimen that will help the individual attain optimal health in concert with their health practitioners.   None of the remedies on DrLarryDirect are FDA certified and none of them need to be under the current laws. DrLarryDirect derives its revenues from the sale of products and services. The eCommerce group sells its Health and Beyond brand online via its namesake website as well as on Amazon.com and other eCommerce platforms.

Provectus LLC is our managed IT and Cloud Company. Provectus, which is Latin for advanced, offers IT Managed Care to small, medium and enterprise level clients throughout the United States and Canada. The company will focus on healthcare and related practices but will offer its products and services to the business community at large. The enterprise group will be known as Venturian Management and will handle all clients with revenues in excess of $10M or 500 users and the small business group will be known as Perfect Solutions and will handle all clients $10M and under.  Once the integration of both companies is complete, Provectus will service over 200 clients with average contract sizes of $10,000 per client. Provectus was the product of the asset purchase and integration of Venturian Partners and Perfect Solutions at the beginning of the second quarter of 2014.

Social420 LLC was developed at the beginning of the second quarter of 2014 and has a mission to provide a secure platform for the growing market of the cannabis public to connect and utilize a host of social and social media based tools in a proprietary cloud based system. We derive our revenue from fee-based advertising, classifieds, our PuffPassPay eWallet system and other fees that may be added over the development of the platform.

Mind 360 Studios LLC

The Company has developed a highly innovative and comprehensive approach to cognitive training.  Mind360~~;~~'s scientifically developed brain training programs are tailored to meet each user’s individual goals.

Mind360 Studios LLC and their flagship product MIND360 is profoundly committed to enhancing and maintaining people’s mental fitness through a new cutting-edge online cognitive training platform. Our highly engaging brain training games are designed to help strengthen key cognitive functions including memory, attention, executive functions, thinking and reasoning, and visual perception etc., and all in enjoyable ways.

To accomplish this aim Mind360 has carefully teamed leading cognitive psychologists up with top-notch online game designers to create both fun and effective ways to boost and sustain users’ mental fitness. Through these unique cognitive training methods, aging baby boomers, seniors and students alike are all sure to enjoy the clear benefits resulting from Mind360’s original techniques.

Through a highly innovative and comprehensive approach to cognitive training, Mind360’s scientifically developed Brain Training Programs are tailored to meet each user’s individual goals. To further help accomplish this task, a personal trainer is constantly on hand to provide both regular performance feedback plus ensure rapid and noticeable progress.

Studies have determined that regardless of age, it is indeed possible to expand one’s mental and physical capacities through regular “brain training workouts.” With enhanced mental fitness comes greater self-esteem, more rewarding careers, social relationships, and overall higher quality of life.

This is a fee-based membership service. Registration on Mind360 is free and allows access to play a limited number of the brain training games and full access to all of the free brainteasers.

In order to have full access to all of the brain training games with cognitive tracking and monitoring, you will need to have a premium membership.

We offer several membership plan options.

•

Monthly Membership: $6 per month

•

6 Month Membership: $5 per month

•

Annual Membership: $4.25 per month

•

2 Year Membership: $3.99 per month

Pricing structure will be subject to change and market conditions.  Total membership as of April 28, 2014 is 10,800.  The website can be found at http://mind360games.com

The Company currently has four titles available on Google Play:

1.

 “Steps-O-Meter™”

2.

“Track My Running™”

3.

“Quit Smoking Now!™”

4.

“apPill Box XL™”

The Company intends to add more titles and Apps and offer them in iTunes, Google Play and other platforms.

The brain games or brain fitness industry is highly fragmented and relatively new. Traditionally, we were led to believe that the brain reached maturity in early adulthood. Research within the last decade has showed that the brain actually maintains its ability to regenerate cells and create new neural pathway throughout our lives.

It is since then that this brain-training category, fueled by these findings and a rapidly expanding aging population has experienced significant global growth. According to San Francisco market research firm SharpBrains, worldwide revenues surged to $1 billion in 2012 from $200 million in 2005 and are expected to surpass $6 billion by 2020.

The largest beneficiary of this growth, to date, is our chief competitor, Lumosity whose website claims more than 50 million online subscribers worldwide. According to Forbes magazine, Lumosity had revenues of $24MM as of February 2013 and ranked 66th on their list of America’s most Promising Companies.

Provectus  LLC

We chose the name Provectus to reflect our vision.  Provectus which is from the Latin meaning “Advanced” or “Ahead of the Curve”.  We will offer advanced managed care solutions to small, medium and enterprise level clients throughout the Unitied States and Canada.  We will focus on healthcare and related practices.

The enterprise information system (“EIS”) group within Provectus focuses on large organizations that have any kind of information system that improves the functions of an enterprise business processes through integration. This means typically offering high quality of service, dealing with large volumes of data and capable of supporting some large and possibly complex organization or enterprise.  EIS must be able to be used by all parts and all levels of an enterprise.  Its focus will be clients with revenues in excess of $10 million or 500 Users.  The small business group will be known as Perfect Solutions.  Its targeted market is businesses with revenues of up to $10 million.

Health and Beyond Nutra Company LLC

Acquired in January 2014, Health and Beyond operates a wholesale business for the fulfillment and delivery of these proprietary formulations to homeopathic healthcare providers cross the United States and Canada. Developed internally, these proprietary formulas are manufactured with third party contract manufacturers who maintain the highest standards and industry certifications to ensure the delivery of the highest quality product to its customers.

Launched in February 2014, DrLarryDirect.com acts as an online distributor for our Health and Beyond label of wellness compounds and offers a holistic approach to good health.  The Company developed its own brand of nutraceuticals which are uniquely formulated to provide fast acting, safe and effective natural treatment options for a variety of health problems.  Our nutraceuticals are not patent protected.  We rely on proprietary technology.  The Company’s neutracueticals will target health problems caused by stress, nutritional deficiences, toxic foods, energy deficiencies and emotional trauma.

Available on DrLarryDirect.com is a Bio-Nutritional Evaluation. This test is an analysis of urine and saliva that applies the principles of fundamental nutrition which relate to the elements that make up 97% of the human body. These values are interrelated and reflect basic body nutritional alignment compartments (intracellular and, extracellular). Correcting the abnormal foundational nutritional needs of an individual will begin the process of restoring balance to the body, mind and spirit

.

The Bio Nutritional Evaluation tests the biochemical and electrical balance of the body analyzing the key health indicators to provide an in depth look at foundational nutrition.

?

Ph of Urine and Saliva(Buffering Minerals and Metabolic Enzymes)

?

Carbohydrate metabolism

?

Urine Nitrates(Protein Concentration)

?

Urine Ammonia ( Toxic Waste)

?

Oxidative Stress and inflammation

?

Salt Concentration from mineral metabolites

?

Cellular Energy

?

Cel membrane integrity

?

GI absorption

?

Organ Stress

?

Specific Gravity(Kidney filtration)

A report is emailed to the customer  and a telephone consultation is provided.

The test and recommendations are not intended to diagnose or prescribe treatment for any illness or disorder. Anyone already undergoing physician prescribed therapy should seek the advice of his or her doctor before reducing the dosage or stopping such treatments.

Social420.com

Launched on April 3, 2014, Social420.com is a professional social networking website for the big cannabis world.  The goal of social420.com is to develop and provide a professional set of services and tools for a modern, big cannabis world and connect the world’s cannabis professionals to make them more productive and successful. The site aims to provide access to people, jobs, news, updates and insights in an adult environment that is safe and secure in a private cloud, highly specialized social networking environment.

According to a recent eMarketer report, “Worldwide Social Network Users: 2013 Forecast and Comparative Estimates”, nearly one in four people worldwide will use social networks in 2013. The number of social network users around the world will rise from 1.47 billion in 2012 to 1.73 billion in 2013, an 18% increase. By 2017, the global social network audience will total 2.55 billion.

Intelligent Living believes that building the infrastructure is the right long term play in the big cannabis opportunity. The products and commodities will, of course, have huge economic impact, but people need the transportation and organization to buy, find, advertise and socialize as well.

Legalized marijuana is in its infancy.  We believe that focusing on this market in its infancy state will allow us to create unique branding opportunities in a niche market.

Regulation and Legislation

User Privacy

We will collect, store and use a variety of information from visitors to our websites.   We will post our privacy policies on our websites so that our users can access and understand the terms and conditions applicable to the collection, storage and use of information collected from users. Our privacy policies will also disclose the types of information we gather, how we use it and how a user can correct or change their information. Our privacy policies will also explain the circumstances under which we share this information and with whom.  To protect confidential information and to comply with our obligations to our users, we will impose constraints on our customers to whom we provide user data, which will be consistent with our commitments to our users. Additionally, when we provide lists to third parties, including to our advertiser customers, it will be under contractual terms that are consistent with our obligations to our users and with applicable laws and regulations.

Government Regulation

Congress has passed legislation that regulates certain aspects of the Internet, including content, copyright infringement, user privacy, advertising and promotional activities, taxation, access charges, liability for third-party activities and jurisdiction. In addition, federal, state, local and foreign governmental organizations have enacted and also are considering, and may consider in the future, other legislative and regulatory proposals that would regulate the Internet. Areas of potential regulation include, but are not limited to, libel, electronic contracting, pricing, quality of products and services and intellectual property ownership. As of January 1, 2004, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or the “CAN-SPAM Act,” became effective. The CAN-SPAM Act regulates commercial emails and provides a right on the part of the recipient to request the sender to stop sending messages, and establishes penalties for the sending of email messages that are intended to deceive the recipient as to source or content. Under the CAN-SPAM Act, senders of commercial emails (and other persons who initiate those emails) are required to make sure that those emails do not contain false or misleading transmission information. Commercial emails are required to include a valid return email address and other subject heading information so that the sender and the Internet location from which the message has been sent are accurately identified. Recipients must be furnished with an electronic method of informing the sender of the recipient’s decision not to receive further commercial emails. In addition, the email must include a postal address of the sender and, under certain circumstances, notice that the email is an advertisement. The CAN-SPAM Act may apply to the marketing materials and newsletters that we may distribute to our audience via email. We will use our best efforts to ensure that our email practices comply with the requirements of the CAN-SPAM Act.

Employees

We currently have four employees.  We anticipate adding additional employees, when adequate funds are available, and will continue using independent contractors, consultants, attorneys and accountants as necessary, to complement services rendered by our employees.

Research and Development

During the fiscal years ended December 31, 2013 we spent approximately $101,781 on research and development.

Item 1A.  Risk Factors

RISK FACTORS

THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES WE FACE.  ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN OR THAT WE CURRENTLY DEEM IMMATERIAL MAY ALSO IMPAIR OUR BUSINESS OPERATIONS.  IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS COULD BE MATERIALLY ADVERSELY AFFECTED. IN SUCH CASE, WE MAY NOT BE ABLE TO PROCEED WITH OUR PLANNED OPERATIONS AND YOUR INVESTMENT MAY BE LOST ENTIRELY.

RISKS RELATING TO OUR BUSINESS

We have a limited operating history and face significant risks and challenges in fully implementing our business plan.

As a result of the Company’s limited operating history in the social networking and Internet field, you have limited knowledge to assess our current operations and the likelihood to achieve profitability.  The Company must successfully and timely market and sell its software products. Although the Company has very concrete and specific marketing and sales programs to be implemented, the Company cannot guarantee the success of such programs and alternately, more expensive marketing and sales programs may need to be implemented.  Additionally, although the Company believes that a strong market exists for the software products and social networks, the Company has conducted no scientific, reliable market surveys but has only performed its own research and due diligence to ascertain the viability of its websites.   A more scientific analysis could determine that the Company does not sufficient working capital to fully implement its business plan.

There can be no assurance that the Company will be able to successfully generate revenues.

The Company has no significant historical basis to assess how it might respond to competitive, economic, regulatory, or technological challenges.  The Company’s business must be considered in light of the risks and uncertainties frequently encountered by companies in the very early stages of operations, particularly companies that operate in new and rapidly developing industries and marketplaces.  The Company’s failure to adequately address these risks and uncertainties and rapidly respond to adverse developments as they occur could materially impact the Company’s ability to achieve profitability and, if profitability is achieved, to sustain a level of operations that will cause profitability to be sustained.

We intend to hire programmers and other professionals as our business expands.

Although the Company intends to hire numerous people to implement the business of the Company, there is no assurance that the Company will hire the right people or that future changes will not have to be made to find the right people to implement the Company’s business strategy.  There is no assurance that the Company’s business strategy or marketing plans will achieve success.

We face intense competition.

Although the Company is unaware of competitors that target the same niche markets, that contains all the characteristics, features and capabilities of our websites and social networking platforms.  However, in the dynamic, ever changing field of technology, many companies of all sizes and capabilities are constantly engaged in website development, social networking and software development.   In the event another company successfully develops and markets a competitive product before the Company can establish a significant presence in its target markets, the Company may never be able to achieve a level of revenue to sustain the Company’s operations.

We have limited capital and will need to raise additional capital in the future.

We do not currently have sufficient capital to fund both our continuing operations and our planned growth.  We will require additional capital to continue to grow our business via acquisitions.   We may be unable to obtain additional capital when required.  Future acquisitions and future business development activities, as well as our administrative requirements (such as salaries, insurance expenses and general overhead expenses, as well as legal compliance costs and accounting expenses) will require a substantial amount of additional capital and cash flow.

We may pursue sources of additional capital through various financing transactions or arrangements, including joint venturing of projects, debt financing, equity financing or other means.  We may not be successful in identifying suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means.  If we do not succeed in raising additional capital, our resources may not be sufficient to fund our planned operations.

Any additional capital raised through the sale of equity may dilute the ownership percentage of our stockholders.  Raising any such capital could also result in a decrease in the fair market value of our equity securities because our assets would be owned by a larger pool of outstanding equity.  The terms of securities we issue in future capital transactions may be more favorable to our new investors, and may include preferences, superior voting rights and the issuance of other derivative securities, and issuances of incentive awards under equity employee incentive plans, which may have a further dilutive effect.

Our ability to obtain financing may be impaired by such factors as the capital markets (both generally and in our industry in particular), our limited operating history, national unemployment rates and the departure of key employees.  Further, economic downturns will likely decrease our revenues may increase our requirements for capital.  If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs (even to the extent that we reduce our operations), we may be required to cease our operations, divest our assets at unattractive prices or obtain financing on unattractive terms.

There is substantial doubt about our ability to continue as a going concern

At December 31, 2013, we had not yet achieved profitable operations, have an accumulated deficit of $5,363,110 as of December 31, 2013 and expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management’s plan to address our ability to continue as a going concern includes: (1) obtaining debt or equity funding from private placement or institutional sources; (2) obtaining loans from financial institutions, where possible, or (3) participating in joint venture transactions with third parties. Although we believe that we will be able to obtain the necessary funding to allow us to remain a going concern through the methods described above, there can be no assurances that such methods will prove successful. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our market is highly competitive and developing. We may be unable to compete successfully against existing and future competitors.

The market for our services is highly competitive and barriers to entry in the market are relatively low. Existing or future competitors may develop or offer services that are comparable or superior to ours which could cause our customers to stop using our services or put pressure on us to decrease our prices. If our current or potential customers, who use our websites, choose to use these websites rather than ours, demand for our services could decline and our revenues could be reduced.. Our inability to compete successfully against present or future competitors could materially adversely affect our business, results of operations, financial condition and liquidity.

We may not be able to successfully manage our growth, which could lead to our inability to implement our business plan.

Our growth is expected to place a significant strain on our managerial, operational and financial resources, especially considering that we currently only have a small number of executive officers, employees and advisors. Further, as we enter into various contracts or other transactions, we will be required to manage multiple relationships with various consultants, businesses and other third parties. These requirements will be exacerbated in the event of our further growth or in the event that the number of websites we operate increases. There can be no assurance that our systems, procedures and/or controls will be adequate to support our operations or that our management will be able to achieve the rapid execution necessary to successfully implement our business plan. If we are unable to manage our growth effectively, our business, results of operations and financial condition will be adversely affected, which could lead to us being forced to abandon or curtail our business plan and operations.

We need to maintain state of the art software and websites.

Website and Internet technologies are constantly changing. In order for us to remain competitive we must continue to develop and or utilize state of the art software. We must also continue to upgrade our websites to provide visitors to our websites with an educational and rewarding experience. If the software and technologies used in our websites should fall behind, the success of our business could be materially adversely affected.

We may not timely and effectively scale and adapt our technology and network infrastructure to ensure that our websites are accessible within an acceptable load time.

 A key element to our growth potential is the ability of our users, (including anyone who visits our websites regardless of whether or not they are a customer) enterprises and professional organizations in all geographies to access our website within acceptable load times. This is called website performance. We may experience website disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, capacity constraints due to an overwhelming number of users accessing our websites simultaneously, and denial of service or fraud or security attacks. In some instances, we may not be able to identify the cause or causes of these website performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve the performance of our websites, especially during peak usage times and as our solutions become more complex and our user traffic increases.

If our websites are unavailable when users attempt to access them or do not load as quickly as they expect, users may seek other websites to obtain the information for which they are looking, and may not return to our websites as often in the future, if at all. This will negatively impact our ability to attract customers, enterprises and professional organizations and increase engagement on our websites. We expect to make significant investments to maintain and improve website performance and to enable rapid releases of new features and products. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be harmed.

Capacity constraints, systems failures or breaches of our network security could materially and adversely affect our business.

We will generate revenue from subscription services, product sales and advertising revenue.  As a result, our operations depend on our ability to maintain and protect our computer systems. Any system failure, including network, software or hardware failure that causes interruption or an increase in response time of our services, could substantially decrease usage of our services and could reduce the attractiveness of our services to both our customers and professionals. An increase in the volume of queries conducted through our services could strain the capacity of the software or hardware we employ. This could lead to slower response times or system failures and prevent users from accessing our websites for extended periods of time, thereby decreasing usage and attractiveness of our services. Our operations are dependent in part on our ability to protect our operating systems against power loss, telecommunications failures, network, hardware or software failures, physical and electronic break-ins, hacker attacks, computer viruses or worms, and similar events. The occurrence of any of these events could result in interruptions, delays or cessations in service to users of our services, which could materially impair or prohibit our ability to provide our services and significantly impact our business.

Additionally, overall Internet usage could decline if any well-publicized compromise of security occurs or if there is a perceived lack of security of personal and corporate information that is stored within our systems.  Despite our implementation of firewalls, switchgear and other network security measures, our websites, servers, databases and other systems may be vulnerable to computer hackers, physical or electronic break-ins, sabotage, computer viruses, worms and similar disruptions from unauthorized tampering with our computer systems. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, often are not recognized until launched against a target and may originate from less regulated and remote areas around the world, we may be unable to proactively address these techniques or to implement adequate preventative measures.

We might be required to expend significant capital and resources to protect against, remediate or alleviate problems caused by such intrusions. We may also not have a timely remedy against a hacker who is able to penetrate our network security. Our networks could also be affected by computer viruses or other similar disruptive problems and we could inadvertently transmit viruses across our networks to our users or other third parties. Our hardware and back-up systems could fail causing our services to be interrupted. Any of these occurrences, and negative publicity arising from any such occurrences, could harm our business or give rise to a cause of action against us. We do not have insurance coverage to protect against these risks. Our activities and the activities of third party contractors involve the storage, use and transmission of proprietary and personal information, including personal information collected from professionals who use our websites. Accordingly, security breaches could expose us to a risk of loss or litigation and possibly liabilities. We cannot assure you that contractual provisions attempting to limit our liability in these areas will be successful or enforceable, or that other parties will accept such contractual provisions as part of our agreements. Any security breaches or our inability to provide users with continuous access to our networks could materially impact our ability to provide our services as well as materially impact the confidence of our customers in our services, either of which could have a material adverse effect on our business.

We may be liable with respect to the collection, storage and use of the personal information of professionals that use our services and our current practices may not be in compliance with proposed new laws and regulations.

We may collect, store, use and disclose personal data from visitors to our websites. We will attempt to disclose all our policies concerning the collection, use and disclosure of personally identifiable information on our websites. In recent years, class action lawsuits have been filed and the Federal Trade Commission and state agencies have commenced investigations with respect to the collection, use, sale and storage by various Internet companies of users’ personal information. While we attempt to be in compliance with current law, we cannot ensure that we will not be subject to lawsuits or investigations for violations of law. Moreover, our practices regarding the collection, storage and use of user information may not be in compliance with currently pending legislative and regulatory proposals by the United States federal government and various state and foreign governments intended to limit the collection and use of user information. While we will attempt to implement programs designed to enhance the protection of the privacy of our users, these programs may not conform to all or any of these laws or regulations and we may consequently incur civil or criminal liability for failing to conform. As a result, we may be forced to change our practices relating to the collection, storage and use of user information. Our failure or our perceived failure to comply with laws and regulations could also lead to adverse publicity and a loss of consumer confidence if it were known that we did not take adequate measures to assure the confidentiality of the personally identifiable information that our users had given to us. This could result in a loss of customers and revenue and materially adversely impact the success of our business.

Concern among prospective customers and professionals regarding our use of personal information collected on our websites, such as credit card numbers, email addresses, phone numbers and other personal information, could keep prospective customers from subscribing to our services.  Internet-wide incidents or incidents with respect to our websites, including misappropriation of our users’ personal information, penetration of our network security, or changes in industry standards, regulations or laws could deter people from using the Internet or our websites to conduct transactions that involve confidential information, which could have a material adverse impact on our business. We will strive to comply with industry standards and will likely be subject to the terms of privacy policies and privacy-related obligations to third parties.  We will also strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection, to the extent possible. However, it is possible that these obligations may be interpreted and applied in new ways and/or in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices, or new regulations could be enacted. Directives and privacy acts may have an adverse effect on our ability to collect, use, disclose and transfer personal data from users in the applicable jurisdictions and consequently may have an adverse effect on our business.

If Internet search engines’ methodologies are modified or our search result page rankings decline for other reasons, our user engagement could decline.

We will depend in part on various Internet search engines, such as Google, Bing and Yahoo!, to direct a significant amount of traffic to our website. Our ability to maintain the number of visitors directed to our website is not entirely within our control. Our competitors’ search engine optimization, or “SEO,” efforts may result in their websites receiving a higher search result page ranking than ours, or Internet search engines could revise their methodologies in an attempt to improve their search results, which could adversely affect the placement of our search result page ranking. If search engine companies modify their search algorithms in ways that are detrimental to our new user growth or in ways that make it harder for our users to use our website, or if our competitors’ SEO efforts are more successful than ours, overall growth in our user base could slow, user engagement could decrease and we could lose existing users. These modifications may be prompted by search engine companies entering the online professional networking market or aligning with competitors. Any reduction in the number of users directed to our website would harm our business and operating results.

We may not be able to halt the operations of websites that aggregate our data as well as data from other companies, including social networks, or copycat websites that could misappropriate our data. These activities could harm our brand and our business.

Third parties may be able to misappropriate our data through website scraping, robots or other means and aggregate this data on their websites with data from other companies. In addition, “copycat” websites could misappropriate data on our network and attempt to imitate our brand or the functionality of our websites. These activities could degrade our brand and harm our business. If we become aware of such websites, we will attempt to employ technological or legal measures to halt their operations. We may not be able to detect all such websites in a timely manner, however, and, even if we could, technological and legal measures may be insufficient to stop their operations. In some cases, particularly in the case of websites operating outside of the United States, our available remedies may not be adequate to protect us against such websites. Regardless of whether we can successfully enforce our rights against these websites, any measures that we may take could require us to expend significant financial or other resources.

We may not achieve profitability or positive cash flow.

 Our ability to achieve and maintain profitability and positive cash flow will be dependent upon such factors as our ability to develop and market our subscription sales, product sales and advertising revenues.  Based upon current plans, we expect to incur operating losses in future periods because we expect to incur expenses that will exceed revenues for an unknown period of time. We cannot guarantee that we will be successful in generating sufficient revenues to support operations in the future.  Further, we may incur significant losses and there can be no assurance that we will be able to reverse this trend.

Our executive officers and key employees will be crucial to our business, and we may not be able to recruit, integrate and retain the personnel we need to succeed.

Our future success is dependent, in large, on retaining the services of our officers and directors, and other key executives and advisors of the company. The knowledge, leadership and technical expertise of management would be difficult to replace. While none of our officers or directors have plans to leave or retire in the near future, the loss of any of our directors l could have a material adverse effect on our operating and financial performance, including our ability to develop and execute our long term business strategy. We do not maintain key-man life insurance on any of our directors.  The loss of the services of any key personnel, or our inability to attract, integrate and retain highly skilled technical, management, sales and marketing personnel could result in significant disruption to our operations, including our inability or limited success in implementing our business strategy.

To date, we do not have any independent directors and have not implemented various corporate governance measures, in the absence of which, stockholders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

We do not have any independent directors to evaluate our decisions nor have we adopted corporate governance measures. Although not required by rules or regulations applicable to us, corporate governance measures such as the presence of independent directors, or the establishment of an audit and other independent committees of our Board of Directors, would be beneficial to our stockholders. We do not presently maintain any of these protections for our stockholders. It is possible that if our Board of Directors included independent directors and if we were to adopt corporate governance measures, stockholders would benefit from greater assurance that decisions were being made with impartiality by directors and that policies had been implemented to define conduct of our management and board members. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our officers and recommendations for director nominees may be made by existing members of the Board of Directors, who may have a direct interest in the outcome.

We are vulnerable to intellectual property infringement claims brought against us.

Successful intellectual property infringement claims against us could result in monetary liability or a material disruption in the conduct of our business. We cannot be certain that our products, content or brand names do not or will not infringe valid patents, trademarks, copyrights or other intellectual property rights held by third parties. We expect that infringement claims in our markets will increase in number. We may be subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. If we were found to have infringed the intellectual property rights of a third party, we could be liable to that party for license fees, royalty payments, lost profits or other damages, and the owner of the intellectual property might be able to obtain injunctive relief to prevent us from using the technology or software in the future. If the amounts of these payments were significant or we were prevented from incorporating certain technology or software into our products, our business could be significantly harmed. We may incur substantial expenses in defending against these third party infringement claims, regardless of their merit. As a result, due to the diversion of management time, the expense required to defend against any claim and the potential liability associated with any lawsuit, any significant litigation could significantly harm our business, financial condition and results of operations.

If we are unable to protect our proprietary rights or maintain our rights to use key technologies of third parties, our business may be harmed.

 A degree of uncertainty exists concerning the application and enforcement of trademark, trade dress and copyright laws to the Internet, and existing laws may not provide us adequate protection for our original content or the appearance of our Internet sites. In addition, because copyright laws do not prohibit independent development of similar content, copyright laws may not provide us with any competitive advantage. We do not currently have any patents with respect to any of our software systems, methods and related technologies, and any patents issued to us in the future (if we make such applications) may be later challenged, invalidated or circumvented, and the rights granted under patents may not provide us with a competitive advantage. We may also face risks associated with any trademarks to which we own the rights. Policing unauthorized use of our proprietary technology and other intellectual property rights could involve significant expense and could be difficult or impossible, particularly given the global nature of the Internet and the fact that the laws of certain other countries may afford us little or no effective protection of our intellectual property.

Our ability to generate fees from Internet commerce may also depend on data encryption, authentication and other technologies that we may be required to license from third parties. Third-party technology licenses may not be available to us on acceptable commercial terms or at all. The inability to enter into and maintain any of these technology licenses could significantly harm our business, financial condition and operating results.

If we acquire any companies or technologies in the future, they could prove difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operating results.

We may acquire or make investments in complementary companies, services and technologies in the future. We have not made any acquisitions or investments to date, and therefore our ability as an organization to make acquisitions or investments is unproven. Acquisitions and investments involve numerous risks, including:

•	difficulties in integrating operations, technologies, services and personnel;

•	diversion of financial and managerial resources from existing operations;

•	risk of entering new markets;

•	potential write-offs of acquired assets;

•	potential loss of key employees;

•	inability to generate sufficient revenue to offset acquisition or investment costs; and

•	delays in customer purchases due to uncertainty.

In addition, if we finance acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted which could affect the market price of our stock. As a result, if we fail to properly evaluate and execute acquisitions or investments, our business and prospects may be seriously harmed.

Evolving regulation of the Internet may affect us adversely.

As Internet commerce continues to evolve, increasing regulation by federal, state or foreign agencies becomes more likely. For example, we believe increased regulation is likely in the area of data privacy, and laws and regulations applying to the solicitation, collection, processing or use of personal or consumer information could affect our customers’ ability to use and share data and restricting our ability to store, process and share data with our customers. In addition, taxation of services provided over the Internet or other charges imposed by government agencies or by private organizations for accessing the Internet may also be imposed. Any regulation imposing greater fees for Internet use or restricting information exchange over the Internet could result in a decline in the use of the Internet and the viability of Internet-based services, which could harm our business.

The success of our business depends on the continued growth and acceptance of the Internet as a business tool.

Expansion in the sales of our service depends on the continued acceptance of the Internet as a communications and commerce platform for enterprises. The Internet could lose its viability as a business tool due to delays in the development or adoption of new standards and protocols to handle increased demands of Internet activity, security, reliability, cost, ease-of-use, accessibility and quality-of-service. The performance of the Internet and its acceptance as a business tool has been harmed by “viruses,” “worms” and similar malicious programs, and the Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure. If for any reason the Internet does not remain a widespread communications medium and commercial platform, the demand for our service would be significantly reduced, which would harm our business.

Risks Related to Our Intellectual Property

If we fail to establish, maintain and enforce intellectual property rights with respect to our technology and/or licensed technology, our financial condition, results of operations and business could be negatively impacted.

Our ability to establish, maintain and enforce intellectual property rights with respect to our technology will be a significant factor in determining our future financial and operating performance. We seek to protect our intellectual property rights by relying on a combination of trade secret and copyright laws. We also use confidentiality and other provisions in our agreements that restrict access to and disclosure of its confidential know-how and trade secrets.

 We seek to protect our technology as trade secrets and technical know-how. However, trade secrets and technical know-how are difficult to maintain and do not provide the same legal protections provided by patents. In particular, only patents will allow us to prohibit others from using independently developed technology that are similar. If competitors develop knowledge substantially equivalent or superior to our trade secrets and technical know-how, or gain access to our knowledge through other means such as observation of our technology that embodies trade secrets at customer sites which we do not control, the value of our trade secrets and technical know-how would be diminished.

While we strive to maintain systems and procedures to protect the confidentiality and security of our trade secrets and technical know-how, these systems and procedures may fail to provide an adequate degree of protection. For example, although we generally enter into agreements with our employees, consultants, advisors, and strategic partners restricting the disclosure and use of trade secrets, technical know-how and confidential information, we cannot provide any assurance that these agreements will be sufficient to prevent unauthorized use or disclosure.

While we are not currently aware of any infringement or other violation of our intellectual property rights, monitoring and policing unauthorized use and disclosure of intellectual property is difficult. If we learned that a third party was in fact infringing or otherwise violating our intellectual property, we may need to enforce our intellectual property rights through litigation. Litigation relating to our intellectual property may not prove successful and might result in substantial costs and diversion of resources and management attention.

We may face claims that we are violating the intellectual property rights of others.

Although we are not aware of any potential violations of others’ intellectual property rights, we may face claims, including from direct competitors, other companies, scientists or research universities, asserting that our technology or the commercial use of such technology infringes or otherwise violates the intellectual property rights of others. We cannot be certain that our technologies and processes do not violate the intellectual property rights of others. If our market profile grows we could become increasingly subject to such claims.

If we were found to be infringing or otherwise violating the intellectual property rights of others, we could face significant costs to implement work-around methods, and we cannot provide any assurance that any such work-around would be available or technically equivalent to our potential technology. In such cases, we might need to license a third party’s intellectual property, although any required license might not be available on acceptable terms, or at all. If we are unable to work around such infringement or obtain a license on acceptable terms, we might face substantial monetary judgments against us or an injunction against continuing to use or license such technology, which might cause us to cease operations.

In addition, even if we are not infringing or otherwise violating the intellectual property rights of others, we could nonetheless incur substantial costs in defending ourselves in suits brought against us for alleged infringement. Also, if we are to enter into a license agreement in the future and it provides that we will defend and indemnify our customer licensees for claims against them relating to any alleged infringement of the intellectual property rights of third parties in connection with such customer licensees’ use of such technologies, we may incur substantial costs defending and indemnifying any customer licensees to the extent they are subject to these types of claims. Such suits, even if without merit, would likely require our management team to dedicate substantial time to addressing the issues presented. Any party bringing claims might have greater resources than we do, which could potentially lead to us settling claims against which we might otherwise prevail on the merits.

We may incur significant increased costs as a result of operating as a public company, and our management may be required to devote substantial time to new compliance initiatives.

In the future, we may incur significant legal, accounting and other expenses as a result of operating as a public company. The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), as well as new rules subsequently implemented by the SEC, has imposed various new requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage.

In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we are required to perform system and process evaluation and testing on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

RISKS RELATED TO OUR COMMON STOCK

There presently is a limited market for our common stock, and the price of our common stock may be volatile.

Our common stock is currently quoted on OTC Bulletin Board. We have a very limited trading history. If a market for our common stock ever develops, there can be no assurance that the market can be sustained.  There could be volatility in the volume and market price of our common stock. This volatility may be caused by a variety of factors, including the lack of readily available quotations, the absence of consistent administrative supervision of “bid” and “ask” quotations and generally lower trading volume. In addition, factors such as quarterly variations in our operating results, changes in financial estimates by securities analysts or our failure to meet our or their projected financial and operating results, litigation involving us, factors relating to our industry, actions by governmental agencies, national economic and stock market considerations as well as other events and circumstances beyond our control could have a significant impact on the future market price of our common stock and the relative volatility of such market price.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

Our stockholders could sell substantial amounts of common stock in the public market, including shares upon the expiration of any statutory holding period under Rule 144 of the Securities Act of 1933 (the “Securities Act”), if available, or upon trading limitation periods. Such volume could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make it more difficult for us to secure additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

If a market for our common stock does not develop, our stockholders may be unable to sell their shares.

There is currently a limited market for our common stock and we can provide no assurance that a more liquid market will develop. If a liquid market does not develop for our shares, it will be difficult for stockholders to sell their stock.  In such a case, stockholders may find that they are unable to achieve benefits from their investment.

If a market for our common stock develops, our stock price may be volatile.

If a market for our common stock develops, the price at which our common stock will trade may be highly volatile and may fluctuate as a result of a number of factors, including the number of shares available for sale in the market, quarterly variations in our operating results, actual or anticipated announcements of new data, studies, products or services by us or competitors, regulatory investigations or determinations, acquisitions or strategic alliances by us or our competitors, recruitment or departures of key personnel, the gain or loss of significant customers, changes in the estimates of our operating performance, market conditions in our industry and the economy as a whole.

Investors’ interests in our company will be diluted and investors may suffer dilution in their net book value per share if we issue additional shares or raise funds through the sale of equity securities.

In the event that we are required to issue any additional shares or enter into private placements to raise financing through the sale of equity securities, investors’ interests in our Company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold.  If we issue any such additional shares, such issuances also will cause a reduction in the proportionate ownership and voting power of all other stockholders.  Further, any such issuance may result in a change in our control.

We have never paid cash dividends and do not intend to do so.

We have never declared or paid cash dividends on our common stock.  We currently plan to retain any earnings to finance the growth of our business rather than to pay cash dividends.  Payments of any cash dividends in the future will depend on our financial condition, results of operations and capital requirements, as well as other factors deemed relevant by our board of directors.

We may be subject to penny stock regulations and restrictions, and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations that generally define a “penny stock” as an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Our common stock may be deemed a “penny stock” and be subject to Rule 15g-9 under the Exchange Act, or the “Penny Stock Rule.” This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market, thus possibly making it more difficult for us to raise additional capital.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in penny stock, of a disclosure schedule required by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market of penny stocks.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict persons from participating in a distribution of a penny stock, under certain circumstances, if the SEC finds that such a restriction would be in the public

In the event that your investment in our shares is for the purpose of deriving dividend income or in expectation of an increase in market price of our shares from the declaration and payment of dividends, your investment will be compromised because we do not intend to pay dividends.

We have never paid a dividend to our shareholders.  We intend to retain cash for the continued development of our business. As a result, your return on investment will be solely determined by your ability to sell your shares in a secondary market.

The market valuation of our business may fluctuate due to factors beyond our control and the value of your investment may fluctuate correspondingly.

The market valuation of developmental stage companies, such as us, frequently fluctuate due to factors unrelated to the past or present operating performance of such companies.  Our market valuation may fluctuate significantly in response to a number of factors, many of which are beyond our control, including:

• changes in securities analysts’ estimates of our financial performance, although there are currently no analysts covering our stock;
• fluctuations in stock market prices and volumes, of similar companies;
• changes in market valuations of similar companies;
• announcements by us or our competitors of significant contracts, new technologies, acquisitions, commercial relationships, joint ventures or capital commitments;
• variations in our quarterly operating results;
• fluctuations in related commodities prices; and
• additions or departures of key personnel.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

FINRA has adopted rules that require broker-dealer to have reasonable grounds for believing that the investment is suitable for that customer.  Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information.  Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers.  FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity and liquidity of our common stock.  Further, many brokers charge higher transactional fees for penny stock transactions.  As a result, fewer broker-dealers may be willing to make a market in our common stock, which may limit your ability to buy and sell our stock.

Item 1B.   Unresolved Staff Comments

On October 17, 2013 the Commission issued a comment letter in connection with the filing of the Company’s Form 10-K for the year ended December 31, 2012 and for the Company’s Form 10-Q for the period ended June 30, 2013.

The Company has been responding to this comment and does not believe that any requested changes to either the Company’s business disclosure or financial information will have a material impact on the Company’s operations or financial disclosure.

Item 2.    Properties.

Our corporate headquarters are located at 20801 Biscayne Boulevard, Suite 403, Miami, FL 33180 under a lease agreement that expires in June 2014.

We believe that this space is sufficient for our current operations.   If needed, we do not believe that there will be any difficulty in identifying additional office space at competitive rates.

 Item 3.    Legal Proceedings

None

Item 4.   Mine Safety Disclosure

Not applicable.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.

 A.

Market Information.

Our common stock is quoted on the OTC Bulletin Board under the symbol “ILIV ” Trading in our common stock in the over-the-counter market has been very limited and the quotations set forth below are not necessarily indicative of actual market conditions. The high and low sales prices for our common stock for each quarter of the fiscal years ended December 31, 2012 and 2013 according to OTC Markets Group Inc., were as follows:

Common Stock
Year Ended December 31, 2012	High*	Low*
First Quarter	$0.01	$0.01
Second Quarter	$0.015	$0.0011
Third Quarter	$0.005	$.0003
Fourth Quarter	$0.0045	$0.0003

Year Ended December 31, 2013	High*	Low*
First Quarter	$0.018	$.0004
Second Quarter	$0.05	$.0014
Third Quarter	$0.0075	$0.0005
Fourth Quarter	$0.0017	$0.0001

*The prices set forth for the first quarter of 2012 do not reflect a 100:1 reverse stock split in March 2012.

B.

Holders.

As of December 31, 2013 there were approximately 1,000 shareholders of record of our Common Stock.

Our transfer agent is Globex Transfer LLC. Their telephone number is (813) 344-4490 and their mailing address is 780 Deltona, Florida 32715.

C.

Dividends.

Holders of our common stock are entitled to receive such dividends as our board of directors may declare from time to time from any surplus that we may have. We have not paid dividends on our common stock since the date of our incorporation and we do not anticipate paying any common stock dividends in the foreseeable future. We anticipate that any earnings will be retained for development and expansion of our businesses and we do not anticipate paying any cash dividends in the foreseeable future. Future dividend policy will depend upon our earnings, financial condition, contractual restrictions and other factors considered relevant by our Board of Directors and will be subject to limitations imposed under Nevada law.

D.

Equity Compensation Plan.

None.

E.   Recent Sale of Unregistered Securities.

During the first quarter of 2013, the Company issued 46,700,000 shares of common stock for note conversions.

During the first quarter of 2013, the Company acquired 2,148,000 of its Series A Preferred Shares from three shareholders.  The 2,148,000 shares were convertible into 1,074,000,000 shares of common stock of the Company.

On April 5, 2013, the Company acquired all of the outstanding shares of Intelligent Living Inc. The shareholders received 35,714,286 shares of common stock of the Company representing a value of $500,000 based on the closing price of the common stock on March 20, 2013.

On April 5, 2013, the Company entered into an Asset Purchase Agreement (APA) whereby it sold all of its golf assets including: 1) golf inventory, 2) Intellectual Property, 3) Books and Records.  Not transferred assets include legal rights, third party claims, escrow account and other assets included under the new corporation.  As consideration for the transaction, the Company received from FGP, 4,673,400 of the Company’s Series A Preferred Shares that were convertible into 2,336,700,000 common shares of the Company.

On April 5, 2013 the Company issued 3,300,000 shares of common stock in conversion of 6,600 Series A preferred shares as part of the APA.

During the second quarter of 2013, the Company issued 3,000,000 shares of common stock for note conversions.

During the third quarter of 2013, the Company issued 131,320,000 shares of common stock for note conversions.

On July 8, 2013 the Company issued 50,000,000 shares of common stock to officers and directors of the Company for services rendered to the Company. Accordingly, the Company recognized a one-time $55,000 expense for stock compensation related to this issuance.

On July 16, 2013 the Company issued 50,000,000 shares of common stock to New Castle County Services, Inc. in Lieu of $50,000 cash as partial payment for its purchase of cognitive brain training games website and blog mind360.com.

On September 9, 2013 the company issued 10,000,000 shares of common stock to an officer for services rendered to the Company. Accordingly, the Company recognized a one-time $17,000 expense for stock compensation related to this issuance.

On October 11, 2013, the Company settled its lawsuit with I Gotcha Holdings, LLC, and Pro Line Sports, Inc., The settlement agreement mandated delivery of 12,500,000 shares of restricted common stock valuing $25,000 ($.002/sh) to be distributed as requested by counsel.

On multiple dates during Q4 2013, the Company issued 182,036,098 shares of common stock to convert a total of $47,852 of convertible debentures.

On November 1, 2013 the Company issued 10,000,000 shares of common stock under a joint venture agreement. The value is $10,000 is based on the $.001 fair market value of the common stock on the date of issuance.

We have issued shares of our common stock for services rendered, capital formation and corporate acquisitions.  We relied on the exemptive provisions of Section 4(2) of the Securities Act.  We have also offered shares pursuant to the exemptive provisions of Regulation S.

With respect to the sale of the securities identified above, we relied on the exemptive provisions of Section 4(2), or Section 3(a) 10 of the Securities Act of 1933, as amended.

•

At all times relevant the securities were offered subject to the following terms and conditions:

•

The sale was made to a sophisticated or accredited investor, as defined in Rule 502 or were issued pursuant to a specific exemption;

•

we gave the purchaser the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which we possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished;

•

at a reasonable time prior to the sale of securities, we advised the purchaser of the limitations on resale in the manner contained in Rule 502(d)2; and

•

neither we nor any person acting on our behalf sold the securities by any form of general solicitation or general advertising.

F.   Purchases of Equity Securities.

None.

Item 6.    Selected Financial Data.

We are a smaller reporting company as defined in 17 CFR229.10(f)(I) and are not required to provide information required by this item, per Item 301 of Regulation S-K (17 CFR 229.201

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with, and is qualified in its entirety by, our financial statement, and certain other financial information included elsewhere in this prospectus.

Overview

Based in Florida, we are a health and wellness holding company that specializes in the acquisition and integration of Internet and web technologies, hosting and cloud based infrastructure services, eCommerce, and nutraceutical based products. We provide nutraceutical products, wellness products and services, and create mobile and digital health apps, cognitive exercise and brain games as well as platforms for emerging demand markets and other value creation opportunities all relating to our core values. Some of our brands include: Mind360, DrLarryDirect, Social420 and Provectus IT.

Our mission is to build the Digital Health and Wellness Company of the 21st Century.  Within this mission we consider mind, body, soul and a person’s digital life to be all connected in our value chain and offer products and services that will take care of the whole mind/body ecosystem and thereby improve a person's quality and function of daily living over a span of many years.

Plan of Operation.

2013 has brought new management and a new direction for the Company.  All prior business operations have been terminated and the Company’s new focus is to create a bridge between technology, product branding and social networking in a cloud based environment.  To fully implement this strategy the Company has focused its immediate attention on developing and promoting its websites.  With enhanced branding, search engine optimization and seed capital financing the Company believes that it is poised to exploit opportunities in social networking, health and the exponential growth that we are seeing in the cannabis industry.  The results of operations presented below reflect our continuing operations.

Results of Operations For Fiscal Years Ended December 31, 2013 and 2012

The following table provides an overview of certain key factors of our results of operations for fiscal year 2013 as compared to fiscal year 2012.

	Fiscal Year ended September 30,		$
	2013	2012	Change
Net Revenues from continuing operations	$ 830	$ -	830
Cost of sales	547	-	547
Operating Expenses:
Sales, general and administrative expenses	714,131	46,500	667,631
Total operating expenses	714,131	46,500	667,631
Loss from continuing operations	(713,848)	(46,500)	(667,348)
Gain on change in derivative liability	12,717,062	-	12,717,062
Interest income	3	-	3
Interest expense	(808,649)	(51,163)	(757,486)
Total other income (expense)	11,908,416	(51,163)	11,959,579
Income (loss) from continuing operations	11,194,568	(51,163)	11,292,231
Discontinued operations:
Loss from operations of discontinued Feel Golf Division	(134,387)	(1,243,958)	1,109,571
Loss on disposal of Feel Golf Division	(414,289)	-	(414,289)
Net income (loss)	$ 10,645,892	$ (1,343,843)	$ 11,989,735

Sales

The decrease in fiscal 2013 net sales from fiscal 2012 is due to our exit from the Feel Golf business in April, 2013.  Sales included in fiscal 2013 are derived from subscription fees received for our Mind360 products.  Sales for fiscal 2012 are included in the loss from discontinued operations for fiscal 2012.

Cost of Sales and Gross Profit

Our cost of sales of $547 in fiscal 2013 consists of costs associated with our Mind360 revenue.  Cost of sales for fiscal 2012 is included in the loss from discontinued operations for fiscal 2012.

Operating Expenses

Our total operating expenses from continuing operations increased approximately 1,436% for fiscal 2013 as compared to fiscal 2012. The increase is primarily due to higher salary and other administrative costs in fiscal 2013 as compared to ongoing operations in fiscal 2012.

Other Income (Expenses)

Gain on change in derivative liability.  For fiscal 2013 we had a gain on the change in derivative liability of $12,717,062, which represents the change in the value of the derivative liability based on the Black-Scholes value of our outstanding convertible notes payable.

Premium expense.  For fiscal 2013 we had a premium expense of $700,000 included in interest expense, attributable to our convertible notes payable, versus $0 in fiscal 2012.

Interest Expense.  For fiscal 2013, interest expense from continuing operations increased $757,486, due to increased interest bearing borrowings and premium expense discussed above, during fiscal 2013.

Discontinued operations

In fiscal 2013 we exited the Feel Golf business segment, in order to focus on creating a bridge between technology, product branding and social networking in a cloud based environment.  As a result, we incurred the following:

Loss on disposition of business segment.  We incurred a loss related to the disposition of net assets and liabilities of the Feel Golf business segment totaling $414,289 in fiscal 2013.  We had no similar loss in fiscal 2012.

Loss from discontinued operations.  We incurred a loss from the discontinued operations of the Feel Golf business segment in fiscal 2013 of $134,387.  We has a loss from discontinued operations in fiscal 2012 of $1,243,958.

Liquidity and Capital Resources

At December 31, 2013, we had cash of $85,695 as compared to cash of $11,145 as of December 31, 2012. Net cash used in operating activities for the year ended December 31, 2013 was $305,578 as compared to $630,382 for the year ended December 31, 2012. This decrease of $255,432 in cash used in operating activities as compared to the prior year is reflective of the discontinuance of the Feel Golf business segment, and the focus on Intelligent Living Inc.’s business model.

Cash flows used in investing activities totaled $167,281 and $8,050 for the years ended December 31, 2013 and 2012, respectively.

Cash flows provided by financing activities totaled $500,000 and $262,622 in 2013 and 2012, respectively. Our cash from financing activities in 2013 consisted of proceeds from convertible notes payable of $500,000.

At the present level of business activity, our ongoing monthly gross operating cash disbursements are expected to average approximately $45,000. As of December 31, 2013, we had a working capital deficit of $2,355,830.

Historically, our sales have not been sufficient to fund our operations and we have relied on capital provided through the sale of equity securities, and various financing arrangements and loans from related parties. At December 31, 2013 we had cash on hand of $85,695.  In addition to the cash necessary to fund our operating losses, research and development, marketing and general growth, we will need cash to satisfy certain obligations.

Our working capital needs in future periods depend primarily on the rate at which we can increase our sales while controlling our expenses and decreasing the use of cash to fund operations. Additional capital may be needed to fund acquisitions of additional companies or assets, although we are not a party to any pending agreements at this time and, accordingly, cannot estimate the amount of capital which may be necessary, if any, for acquisitions.

As long as our cash flow from operations remains insufficient to completely fund operations, we will continue depleting our financial resources and seeking additional capital through equity and/or debt financing.  There can be no assurance that acceptable financing can be obtained on suitable terms, if at all. Our ability to continue our existing operations and to fund our working capital needs will suffer if we are unable to raise the additional funds on acceptable terms which will have the effect of adversely affecting our ongoing operations and limiting our ability to increase our sales and maintain profitable operations in the future. If we are unable to secure the necessary additional working capital as needed, we may be forced to curtail some or all of our operations.

Off-Balance Sheet Arrangements

 We have not entered into any off-balance sheet arrangements.  We do not anticipate entering into any off-balance sheet arrangements during the next 12 months.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that requires that an entity net its liability for unrecognized tax positions against a net operating loss carryforward, a similar tax loss or a tax credit carryforward when settlement in this manner is available under the tax law. The Company will adopt this guidance effective at the beginning of its 2015 fiscal year. The Company is currently evaluating the impact of this pronouncement on its financial statements.

In February 2013, the FASB issued authoritative guidance that amends the presentation of accumulated other comprehensive income and clarifies how to report the effect of significant reclassifications out of accumulated other comprehensive income. The guidance, which becomes effective for the Company on a prospective basis at the beginning of its 2014 fiscal year, requires footnote disclosures regarding the changes in accumulated other comprehensive income by component and the line items affected in the statements of operations. The adoption of this updated authoritative guidance is not expected to have a significant impact on the Company’s Consolidated Financial Statements.

In December 2011, the FASB issued updated authoritative guidance to amend the presentation of comprehensive income in financial statements. This new guidance allows companies the option to present other comprehensive income in either a single continuous statement or in two separate but consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. Under both alternatives, companies are required to present each component of net income and comprehensive income. The amendment is effective for fiscal years and interim periods beginning on or after December 15, 2011 on a retrospective basis. The adoption of this guidance will not change the previously reported amounts of comprehensive income. The Company has presented other comprehensive income on the face of the condensed consolidated statements of operations for all periods presented. The adoption of this updated authoritative guidance had no effect on our financial condition, results of operations or cash flow.

Item 7a.  Quantitative and Qualitative Disclosure.

Foreign Currency Exchange Rate Risk

Not applicable.

Interest Rate Risk

The Company’s investment policy for its cash and cash equivalents is focused on the preservation of capital and supporting the liquidity requirements of the Company.

We do not believe that interest rate fluctuations will have any effect on our operations

Item 8.  Financial Statements and Supplementary Data.

Our financial statements have been examined to the extent indicated in their reports by D’Arelli Pruzansky P.A.  and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-K as promulgated by the Securities and Exchange Commission and are included herein, on Page F-1 hereof in response to Part F/S of this Form 10-K.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Intelligent Living Inc.

We have audited the accompanying consolidated balance sheet of Intelligent Living Inc. and Subsidiaries as of December 31, 2013 and the related consolidated statement of operations , changes in stockholders’ (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of our internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intelligent Living Inc. and Subsidiaries, as of December 31, 2013 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company had net loss from operations and net cash used in operating activities of $713,848 and $305,578, respectively, for the year ended December 31, 2013.  The Company also had a working capital deficit and stockholders’ deficit of $2,355,829 and $2,021,288, respectively.  These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ D’Arelli Pruzansky, P.A.
Certified Public Accountants

Boca Raton, Florida

May 5, 2014

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

/s/W. T. Uniack & Co. CPA’s P.C.

Woodstock, Georgia

INTELLIGENT LIVING INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
CURRENT ASSETS:
Cash	$ 85,695	$ 11,145
	85,695	11,145
OTHER ASSETS:
Property and equipment, net	102,281	-
Intangible assets	1,507,042	-
Assets from discontinued operations	-	613,167
Total Assets	$ 1,695,018	$ 624,312

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$ 566,818	$ -
Notes payable, current portion, net of discounts and premiums	923,439	326,893
Derivative liability	951,267	-
Total current liabilities	2,441,524	326,893

Liabilities from discontinued operations	-	1,224,758

LONG TERM LIABILITIES:
Long term notes payable	1,274,782	-
Total Liabilities	3,716,306	1,551,651

Stockholders' Deficit
Convertible preferred stock ($0.0001 par value, 20,000,000 shares authorized, 0 and 6,828,200 shares issued and outstanding, respectively)	-	683
Common stock ($.001 par value; 6,000,000,000 shares authorized; 683,157,893 and 105,902,785 issued and shares outstanding, respectively)	683,157	105,903
Additional paid in capital	3,093,960	15,410,372
Accumulated deficit	(5,798,405)	(16,444,297)
Total stockholders' Deficit	(2,021,288)	(927,339)

Total Liabilities and Stockholders' Deficit	$ 1,695,018	$ 624,312

See accompanying notes to the consolidated financial statements

INTELLIGENT LIVING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31
	2013	2012
Sales	$ 830	$ -

Cost of sales	547	-

Gross profit	$ 283	-

Operating expenses:
Sales, general and administrative expense	714,131	46,500
Total operating expenses	$ 714,131	$ 46,500
Loss from operations	$ (713,848)	-

Other income (expenses):
Gain on change in derivative liability	12,717,062	-
Interest income	3	-
Interest expense	(808,649)	(51,163)
Total other income:	$ 11,908,416	$ -
Income from continuing operations	$ 11,194,568	$ -
Discontinued operations:
Loss from operations of discontinued Feel Golf division	(134,387)	(1,243,958)
Loss on disposal of Feel Golf division	(414,289)	-
Net income before taxes	$ 10,645,892	$ (1,341,621)
Provision for income taxes		(2,222)
Net income	$ 10,645,892	($ 1,343,843)

Earnings per share of common stock :
Fully diluted	$ 0.00	$ (0.04)
Basic	$ 0.03	$ (0.04)
Weighted average number of shares outstanding
Fully diluted	4,008,698,790	30,788,630
Basic	303,211,830	30,788,630
See accompanying notes to the consolidated financial statements

INTELLIGENT LIVING INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2011	6,828,200	$ 683	22,569,452	$22,570	$15,218,705	$(15,100,454)	$141,504

Common stock issued for services at $0.03 per share	-	-	83,333,333	83,333	166,667	-	250,000
Value of beneficial conversion feature	-	-	-	-	25,000	-	25,000
Net loss for the year ended December 31, 2012	-	-	-	-	-	(1,343,843)	((1,343,843)

Balance, December 31, 2012	6,828,200	683	105,902,785	105,903	15,410,372	(16,444,297)	(927,339)

Common stock issued for Conversion of debt	-	-	363,056,098	363,056	(258,871)	-	104,185
Redemption of preferred stock	(6,821,600)	(682)	-	-	-	-	(682)
Preferred stock converted into common stock	(6,600)	(1)	3,300,000	3,300	33,000	-	36,299

Common stock issued for purchase of Mind360	-	-	50,000,000	50,000	-	-	50,000
Common stock issued for acquisition of Intelligent Living	-	-	35,714,286	35,714	464,286	-	500,000
Common stock issued in stock swap with Monster Art	-	-	10,000,000	10,000	-	-	10,000
Common stock issued to employees	-	-	76,184,724	76,184	20,093	-	96,277
Liabilities disposed of as part of Feel Golf asset purchase agreement	-	-	-	-	941,411	-	941,411
Common stock issued services	-	-	26,500,000	26,500	-	-	26,500
Common stock issued for settlement agreement	-	-	12,500,000	12,500	12,500	-	25,000
Contributed capital					14,498	-	14,498
Value of beneficial conversion feature	-	-	-	-	25,000	-	25,000
Net income	-	-	-	-	-	10,645,892	10,645,892
Derivative liability	-	-	-	-	(13,668,329)	-	(13,668,329)
Premium liability on sold note	-	-	-	-	100,000	-	100,000

Balance, December 31, 2013	-	$ -	683,157,893	$683,157	$3,093,960	$(5,798,405)	$(2,021,288)

See accompanying notes to the consolidated financial statements

INTELLIGENT LIVING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)	$10,645,892	$(1,343,843)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Loss on retirement of fixed assets	-	6,196
Bad debt expense	-	2,277
Depreciation	-	300,657
Stock issued for services	26,500	250,000
Assignment expense	50,000	-
Amortization of beneficial conversion feature	12,500	46,975
Put premium on note payable	700,000	-
Change in derivative liability	(12,717,062)	-
Settlement of IGotcha litigation	25,000
Loss on stock swap	8,677	-
Share based compensation	96,277	-
Changes in operating assets and liabilities:
Change in assets of discontinued operations	613,167	-
Change in liabilities of discontinued operations	(283,347)	-
Accounts receivable	-	(183,982)
Barter receivable	-	(158,227)
Inventory	-	127,353
Receivable from shareholder	-	(329)
Prepaid expenses	-	6,619
Write off of intangible asset	-	305,067
Accounts payable and accrued expenses	516,818	13,831
Other assets	-	(2,976)

Net Cash Used in Operating Activities	(305,578)	(630,382)

CASH FLOWS FROM INVESTING ACTIVITIES

Investment in intangible assets	(50,000)	-
Capitalized software expense	(76,781)	-
Purchase of property and equipment	(500)	(8,050)

Net Cash Used in Investing Activities	(127,281)	(8,050)

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of related party payable	-	(26,145)
Proceeds from related party notes payable	-	87,034
Repayment of notes payable	-	(1,000)
Proceeds from notes payable	507,409	25,000

Net Cash Provided by Financing Activities	507,409	262,622

NET INCREASE (DECREASE) IN CASH	74,550	(7,846)
CASH AT BEGINNING OF PERIOD	11,145	18,991

CASH AT END OF PERIOD	$85,695	$11,145

SUPPLEMENTAL DISCLOSURES OF

CASH FLOW INFORMATION

	For the Years Ended
	December 31,
	2013	2012
CASH PAID FOR:
Interest	$ -	$8,529
Income taxes	$ -	2,223

NON CASH FINANCING AND INVESTING ACTIVITIES
Shares issued for Mind360 in lieu of cash	$ 50,000	-
Related party debt assumed as part of discontinued operations	$ 941,411
Common stock issued for acquisitioin of Intelligent Living	$ 500,000	$-
Common stock issued in conversion of debt	$ 104,185	-

See accompanying notes to the consolidated financial statements

INTELLIGENT LIVING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 1 – NATURE OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Feel Golf Co., Inc. (the "Prior Company") was incorporated on February 14, 2000 under the laws of the State of California in the United States of America. The Company designed, manufactured, and conducted international marketing and sales of its golf clubs and golf club grips. On April 5, 2013, the Company (or “FGC”) acquired Intelligent Living Inc., a Florida corporation (ILI), for the transfer of all of the issued and outstanding capital stock of ILI owned by the Shareholders, in exchange for the Acquisition Consideration. FGC issued 35,714,286 shares of its common stock (18.6% of the common stock outstanding at the transaction date) for all of the issued and outstanding capital stock of ILI, thereby making ILI a wholly-owned subsidiary of FGC.  See Note 4.  Concurrently, FGC changed its name to Intelligent Living Inc.

On or about March 21, 2013 the Company redeemed 2,148,200 preferred shares held by former officers Otterbach, Worrell, and Cottingham.

Up until April 5, 2013, the Miller Family Trust with Lee Miller as their Trustee, held the majority voting power in the Company. The Trust held 4,680,000 of Class A Preferred Shares and the Miller Family Trustee agreed to retire 4,673,400 shares of their Class “A” Preferred held in the Company. The Miller Family Trust retained 6,600 of the Class A Preferred and concurrently agreed to convert the 6,600 balance of the Class A Preferred Shares (500:1 conversion) into 3,300,000 common shares in the Company. In turn, the Company's new Board of Directors agreed in consideration and for the retirement of the Miller Family Trust Class A Preferred shares, to sell certain golf related assets and certain liabilities to a newly formed private corporation, called Feel Golf Products, Inc.  Concurrent with this transaction, the Company changed its name to Intelligent Living Inc.

Intelligent Living Inc. (the "Company") was incorporated on March 25, 2011 under the laws of the State of Florida in the United States of America.  On August 12, 2013, the Company re-domiciled in the State of Nevada. The Company is a health and wellness holding company that specializes in the acquisition and integration of internet and web based technologies, hosting and cloud based infrastructure services, e-Commerce, and nutraceuticals based products. We provide nutraceuticals products, wellness products and services, and create mobile and digital health apps, cognitive exercise and brain games as well as platforms for emerging demand markets and other value creation opportunities all relating to our core values. Some of our brands include: Mind360games.com, DrLarryDirect.com, Social420.com and Provectus IT.

Basis of Presentation

The accompanying financial statements are prepared on the accrual basis of accounting and in accordance with generally accepted accounting principles (“GAAP”) in the United States of America.

Year-End

The Company has selected December 31 as its year end.

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

Reclassification of Financial Statement Accounts

Certain amounts in the December 31, 2012 financial statements have been reclassified to conform to the presentation in the December 31, 2013 financial statements.

Cash and Cash Equivalents

For purposes of the balance sheets and cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at time of purchase to be cash equivalents.

Concentrations of Risk

The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $250,000 USD. At December 31, 2013, the Company’s bank deposits did not exceed the insured amount.

INTELLIGENT LIVING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 1 – NATURE OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basis of Consolidation

The consolidated financial statements for the year ended December 31, 2013 include the operations of the Company and its wholly-owned subsidiary, Intelligent Living Inc.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Trade Accounts Receivable

The company does not currently carry trade accounts receivable. The allowance for doubtful accounts totaled $0 as of December 31, 2013 and $59,759 as of December 31, 2012, which is included in assets from discontinued operations.

Inventory

At the close of the year ended December 31, 2013, the Company had no inventory to test for potential impairment. The company did not recognize any impairment for years ended December 31, 2013 or December 31, 2012.

Property and Equipment

Property and equipment is located at the Company's headquarters in Miami, FL and is recorded at cost less accumulated depreciation. Depreciation and amortization is calculated using the straight-line method over the expected useful life of the asset, beginning on the date that the asset is placed in service. The Company generally uses the following depreciable lives for its major classifications of property and equipment:

Description	Useful Lives
Computer hardware	3-7 years
Computer software	3-5 years
Furniture and Office Equipment	7 years
Production Equipment	7 years
Leasehold improvements	10 years

Website Development

The Company capitalizes the costs associated with the development of its websites.  Other costs related to the maintenance of the website are expensed as incurred.  Amortization will be provided over the estimated useful life of 3 years using the straight-line method for financial statement purposes.

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

Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent from other groups of assets. The evaluation of long-lived assets requires the Company to use estimates of future cash flows. However, actual cash flows may differ from the estimated future cash flows used in these impairment tests. As of December 31, 2013, management does not believe any of the Company’s long-lived assets require impairment.

INTELLIGENT LIVING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 1 – NATURE OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Valuation of Long-Lived Assets (continued)

Below is a table identifying the intangible assets subject to amortization and estimated amortization over the next two years and thereafter. At December 31, 2013, management determined that the remaining net book value of its purchased patents, copyrights, and Intellectual property related to the Intelligent Living, and Mind360 acquisitions should be valued as follows:

Original values of Intangible assets
Purchased patents, copyrights and IP Intelligent Living		$507,042
Purchased patents, copyrights and IP Mind360		$1,000,000
Estimated future amortization (years)	5	years
To-date		$-0-

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

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2013

Assets and liabilities measured at fair
value on a recurring and nonrecurring
basis at December 31, 2013:
Recurring:	Level 1	Level 2	Level 3
Derivative liability	$-	$-	$951,267
Total	$-	$-	$951,267

A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following is a description of the valuation methodology used to measure fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

INTELLIGENT LIVING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 1 – NATURE OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity” and ASC 815, “Derivatives and Hedging”. Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments. In addition, the fair value of free standing derivative instruments such as warrant and option derivatives are valued using the Black-Scholes model.

The Company uses Level 3 inputs for its valuation methodology for the embedded conversion option liabilities as their fair value as their fair value were determined by using the Black-Scholes option-pricing model based on various assumptions. The Company’s derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives.

The following table sets forth a summary of change in fair value of our derivative liabilities for the year ended December 31, 2013:

Beginning balance	$ -
Change in fair value of embedded conversion features of convertible debentures included in earnings	(12,717,062)
Embedded conversion derivative liability recorded in connection with the issuance of convertible debentures	$ 13,668,329
Ending balance	$ 951,267

Revenue Recognition

In accordance with ASC 605, the Company recognizes revenues from the sale of its products when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the customer is fixed or determinable and (iv) collection of the amount due is reasonably assured.

Shipping and Handling Costs

Shipping and handling costs billed to the customer are classified in revenues. Such costs incurred to ship our products are included in cost of sales.

Advertising Costs

The Company expenses the costs of advertising as advertising is normally in short-term publications. Total advertising costs for 2013 and 2012 were $582 and $0, respectively, from continuing operations.

Stock-Based Compensation

The Company follows the provisions of ASC 718, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The Company uses the Black-Sholes pricing model for determining the fair value of stock based compensation.

Equity instruments issued to non-employees for goods or services are accounted for at fair value and are marked to market until service is complete or a performance commitment date is reached, whichever is earlier, in accordance with ASC 505-50.

Software Development Costs

Capitalization of software development costs for products to be sold to third parties begins upon the establishment of technological feasibility and ceases when the product is available for general release. As a result of the Company’s practice of releasing source code that it has developed on a weekly basis for unrestricted download on the Internet, there is generally no passage of time between achievement of technological feasibility and the availability of the Company’s product for general release.

INTELLIGENT LIVING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

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

Basic and Diluted Net Income (Loss) per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.

Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive.

The Company’s common stock equivalents include the following:

	December 31,
	2013	2012
Shares for convertible promissory notes	3,705,486,960	249,149,748

Recently Issued Accounting Pronouncements

The Company has adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

Convertible Debt Instruments

The Company records debt net of debt discount for beneficial conversion features and warrants, on a relative fair value basis. Beneficial conversion features are recorded pursuant to the Beneficial Conversion and Debt Topics of the FASB Accounting Standards Codification. The amounts allocated to warrants and beneficial conversion rights are recorded as debt discount and as additional paid-in-capital. Debt discount is amortized to interest expense over the life of the debt.

.

INTELLIGENT LIVING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 1 – NATURE OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

 Derivative Instruments

 The Company enters into financing arrangements that consist of freestanding derivative instruments or are hybrid instruments that contain embedded derivative features. The Company accounts for these arrangements in accordance with Accounting Standards Codification topic 815, Accounting for Derivative Instruments and Hedging Activities (“ASC 815”) as well as related interpretation of this standard. In accordance with this standard, derivative instruments are recognized as either assets or liabilities in the balance sheet and are measured at fair values with gains or losses recognized in earnings. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and are recognized at fair value with changes in fair value recognized as either a gain or loss in earnings. The Company determines the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, giving consideration to all of the rights and obligations of each instrument

We estimate fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective measuring fair values. In selecting the appropriate technique, we consider, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, we generally use the Black-Scholes model, adjusted for the effect of dilution, because it embodies all of the requisite assumptions (including trading volatility, estimated terms, dilution and risk free rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques (such as Black-Scholes model) are highly volatile and sensitive to changes in the trading market price of our common stock. Since derivative financial instruments are initially and subsequently carried at fair values, our income (expense) going forward will reflect the volatility in these estimates and assumption changes. Under the terms of the new accounting standard, increases in the trading price of the company’s common stock and increases in fair value during a given financial quarter result in the application of non-cash derivative expense. Conversely, decreases in the trading price of the Company’s common stock and decreases in trading fair value during a given financial quarter result in the application of non-cash derivative income.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. During the year ended December 31, 2013, the Company realized an operating loss of $713,848, and had a working capital deficit and stockholders’ deficit of $2,355,289 and $2,021,288, respectively, as of December 31, 2013. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

INTELLIGENT LIVING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2013	2012
Furniture & Office Equipment	$ 500	$ 341,510
Plant Equipment & Production Tooling	-	614,733
Trade Show Booth	-	53,138
Capitalized software development costs	101,781	-
Total Property and Equipment	102,281	1,009,381
Less: Accumulated Depreciation	-	(700,711)
Net Property and Equipment	$ 102,281	$ 308,670

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

Depreciation expense for the years ended December 31, 2013 and 2012 was $21,310 and $300,656 respectively, which is included as part of discontinued operations.

Note 4 - ACQUISITIONS

Acquisition of Intelligent Living

On April 5, 2013, the shareholders of Intelligent Living, Inc (ILIV)., a Florida corporation, entered into an acquisition agreement with Feel Golf Company, Inc. (the Company)., for the transfer of all of the issued and outstanding capital stock of Intelligent Living, in exchange for 35,714,286 shares of the Company’s common stock representing consideration of $500,000 based on the closing price of the Company’s common stock.

Effective April 5, 2013, ILIV became a wholly owned subsidiary of the Company.

The Company accounted for the acquisition utilizing the acquisition method of accounting in accordance with ASC 805 "Business Combinations". The Company is the acquirer for accounting purposes and Intelligent Living, Inc. is the acquired Company.

The net purchase price, including acquisition costs paid by the Company, was allocated to intangible assets acquired on the records of ILIV as follows:

Intangible asset (Software Platform)	$507,042
Purchase price	$507,042

Intelligent Living had no other assets or liabilities on the date of acquisition

INTELLIGENT LIVING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

Note 4  - ACQUISITIONS CONTINUED

Acquisition of Mind360

On July 16, 2013, the Company modified its acquisition agreement with New Castle County Services, Inc. (“NCCS”), a Delaware corporation, for the purchase of all assets related to cognitive brain training games websites and blog (including the website Mind360.com). Originally, as consideration for the acquisition of the assets, the Company was to pay $150,000 in cash to NCCS, no later than November 14, 2014 and to deliver to NCCS a promissory note in the amount of $850,000.  The Company and NCCS subsequently agreed that the Company will issue to NCCS 50,000,000 million shares of its common stock in exchange for $50,000 of the $150,000 that was due to be paid in cash. Various payments of cash were made throughout the year totaling $50,000. The balance of cash due as of December 31, 2013 is $50,000.

The Company accounted for the acquisition utilizing the acquisition method of accounting in accordance with ASC 805 "Business Combinations".

The net purchase price, including acquisition costs paid by the Company, was allocated to the intangible assets acquired from NCCS:

Intangible asset (Mind360 website)	1,000,000

Purchase price	$1,000,000

.

NOTE 5 - INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31,
	2013	2012
Mind360 Studios (Note 4)	$ 1,000,000	-
Intelligent Living (Note 4)	507,042	-
Total intangible assets	$ 1,507,042	$ -

The above assets were not placed in service as of December 31, 2013, hence no amortization was charged for the year then ended.  The Company will amortized the assets over a useful life of five years, once placed in service.  The Company determined that the future cash flows to be provided from these assets exceed the carrying amount as of December 31, 2013 and therefore determined that no impairment charge was necessary as of December 31, 2013.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of December 31, 2013, accrued but unpaid compensation payable to the Chief Executive Officer totals $72,000.

As of December 31, 2013, accrued but unpaid compensation payable to the President totals $56,000.

As of December 31, 2013, accrued but unpaid compensation payable to the Chief Strategy Officer is $40,000.

As of December 31, 2013, accrued but unpaid compensation payable to the Chief Medical Officer is $48,000.

INTELLIGENT LIVING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 7 – CONVERTIBLE DEBENTURES

On February 11, 2011, the Company entered into a convertible promissory note with Long Side Ventures (LSV) for $250,000. The note was convertible at the higher of a) 50% of the average of the five lowest closing prices for the Company’s stock during the previous 15 trading days or b) $0.0001. On September 18, 2012, LSV assigned portions of the debt to other note holders as follows: Arnold Goldin $25,000, Somesing $25,000 and R&T Sports Marketing $25,000. On January 31, 2013, LSV assigned $50,000 to Taconic Group.

The original note matured on December 31, 2012 and was in default as of December 31, 2013. Due to the default, the Company entered into an amendment and changed the conversion terms to $0.0001 effective January 29, 2013. On August 14, 2013, the conversion terms were reverted back to the original terms. The outstanding balance on the LSV portion of the note is $87,116, Arnold Goldin portion is $19,250, Somesing is $14,207, R&T Sports Marketing is $0 and the Taconic portion is $40, 366, as of December 31, 2013.

On January 31, 2013 the Company entered into a convertible note agreement with Taconic Group, LLC, (the “Holder”) for $20,000.  The note bears interest at the rate of 15% per annum beginning January 31, 2013, and matures on January 31, 2015.  The note is convertible, at the option of the Holder into the Company’s common stock at a conversion price of $.0001. The note may be redeemed by the Company at any time prior to maturity with notice to the Holder, and payment of a premium of 150% on the unpaid principal and interest amount of the note.  The principal balance outstanding at December 31, 2013 is $20,000.

On February 21, 2013 the Company entered into a convertible note agreement with Long Side Ventures, LLC, (the “Holder”) for $5,000.   The note bears interest at the rate of 10% per annum beginning February 21, 2013, and matures on February 21, 2015.  The note is convertible, at the option of the Holder into the Company’s common stock at a conversion price of $.0001. The note may be redeemed by the Company at any time prior to maturity with notice to the Holder, and payment of a premium of 150% on the unpaid principal and interest amount of the note.  The principal balance outstanding at December 31, 2013 is $5,000.

On March 7, 2013 the Company entered into a convertible note agreement with Michael A. Rogoff, an individual (the “Holder”) for $50,000.  The note bears interest at the rate of 10% per annum beginning March 1, 2013, and matures on March 1, 2015.  The note is convertible, at the option of the Holder into the Company’s common stock at a conversion price based on 50% of the average of the five lowest intraday prices for the common stock during the previous twenty trading days immediately preceding the conversion request.  The note may be redeemed by the Company at any time prior to maturity with notice to the Holder, and payment of a premium of 150% on the unpaid principal and interest amount of the note.  The note was purchased by Longside Ventures for $75,000.  The additional $25,000 incurred has been recorded as an expense during the year ended December 31, 2013.  The balance outstanding on the new note to Longside Ventures is $75,000 at December 31, 2013.

On March 7, 2013 the Company entered into a convertible note agreement with Marvin Neuman, an individual (the “Holder”) for $50,000.   The note bears interest at the rate of 10% per annum beginning March 1, 2013, and matures on March 1, 2015.  The note is convertible at any time after thirty days, at the option of the Holder into the Company’s common stock at a conversion price based on 50% of the average of the five lowest intraday prices for the common stock during the previous twenty trading days immediately preceding the conversion request.  The note may be redeemed by the Company at any time prior to maturity with notice to the Holder, and payment of a premium of 150% on the unpaid principal and interest amount of the note.  The note was purchased by Longside Ventures for $75,000.  The additional $25,000 incurred has been recorded as an expense during the year ended December 31, 2013.  The balance outstanding on the new note to Longside Ventures is $75,000 at December 31, 2013.

INTELLIGENT LIVING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 7 – CONVERTIBLE DEBENTURES (CONTINUED)

On May 1, 2013 the Company entered into a convertible note agreement with Monbridge, Inc, (the “Holder”) for $150,000.   The note bears interest at the rate of 15% per annum beginning May 1, 2013, and matures on May 1, 2014.  The note is convertible, at the option of the Holder into the Company’s common stock at a Variable Conversion Price calculated at 40% times the market price. The note may be redeemed by the Company at any time prior to maturity with notice to the Holder, and payment of a premium of 150% on the unpaid principal and interest amount of the note.  The balance outstanding at December 31, 2013 is $150,000.

On May 10, 2013, the Company entered into an acquisition agreement with New Castle County Services, Inc., a Delaware corporation (“NCCS”) for the purchase of all assets relating to cognitive bran training games websites and blog (including the website Mind360.com).  As consideration for the acquisition of the assets, the Company agreed pay $150,000 to NCCS, no later than November 10, 2014 and delivered to NCCS a promissory note in the amount of $850,000.  The promissory note has a due date of May 1, 2016 and is convertible at NCCS’s option, into the Company’s common stock at the average trading prices for the common stock during the ten trading day period ending one trading day prior to the date of the conversion notice.  The principal balance outstanding at December 31, 2013 is $850,000.

On September 25, 2013 the Company entered into convertible note agreement with Pasquale Pascullo, an individual (the “Holder”) for $50,000.  The note bears interest at the rate of 10% per annum beginning September 25, 2013, and matures on September 25, 2015.  The note is convertible, at the option of the Holder into the Company’s common stock at a conversion price based on 50% of the average of the five lowest intraday prices for the common stock during the previous twenty trading days immediately preceding the conversion request.  The note may be redeemed by the Company at any time prior to maturity with notice to the Holder, and payment of a premium of 150% on the unpaid principal and interest amount of the note.  The principal balance outstanding at December 31, 2013 is $50,000.

On November 12, 2013 the Company entered into a convertible note agreement with Michael A. Rogoff, an individual (the “Holder”) for $100,000.  The note bears interest at the rate of 10% per annum beginning November 12, 2013, and matures on November 12, 2015.  The note is convertible, at the option of the Holder into the Company’s common stock at a conversion price based on 50% of the average of the five lowest intraday prices for the common stock during the previous twenty trading days immediately preceding the conversion request.  The note may be redeemed by the Company at any time prior to maturity with notice to the Holder, and payment of a premium of 150% on the unpaid principal and interest amount of the note.  The principal balance outstanding at December 31, 2013 is $100,000.

On December 31, 2013 the Company entered into a convertible note agreement with Marvin Neuman, an individual (the “Holder”) for $75,000.   The note bears interest at the rate of 10% per annum beginning December 31, 2013, and matures on December 31, 2015.  The note is convertible at any time after thirty days, at the option of the Holder into the Company’s common stock at a conversion price based on 50% of the average of the five lowest intraday prices for the common stock during the previous twenty trading days immediately preceding the conversion request.  The note may be redeemed by the Company at any time prior to maturity with notice to the Holder, and payment of a premium of 150% on the unpaid principal and interest amount of the note.  The principal balance outstanding at December 31, 2013 is $75,000.

INTELLIGENT LIVING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 7 – CONVERTIBLE DEBENTURES (CONTINUED)

A summary of our notes payable is as follows:

	2013	2012
Current:
Long Side Ventures 15% convertible debenture	$ 87,116	$ 175,000
E-Lionheart Associates 7% convertible debenture	-	13,000
E-Lionheart Associates 7% convertible debenture	-	50,000
Arnold S. Goldin Inc 15% convertible debenture	19,250	25,000
R&T Sports Marketing 15% convertible debenture	-	25,000
Somesing LLC 15% convertible debenture	14,207	25,000
Taconic Group LLC 15% convertible debenture	40,366	-
Taconic Group LLC 15% convertible debenture	20,000	-
Long Side Ventures 10% convertible debenture	5,000	-
Monbridge Inc 15% convertible debenture	150,000	-
Note payable – other	-	13,893
Notes payable - current portion	335,939	326,893
Unamortized debt discount	(12,500)	-
Put Premium	600,000	-
Net current notes payable	$923,439	$326,893

Long term:
New Castle County Services Inc 5% convertible debenture	850,000	-
Pascullo 10% convertible debenture	50,000	-
Long Side Ventures 10% convertible debenture	75,000	-
Michael Rogoff 10% convertible debenture	100,000	-
Marvin Neumann 10% convertible debenture	75,000	-
R&T DPA Blulife 7% convertible debenture	49,782	-
Long Side Ventures 10% convertible debenture	75,000	-
Notes payable - long term	1,274,782	-

Total notes payable	$2,198,221	$ 326,893

NOTE 8 – DERIVATIVE LIABILITY

Derivative Liability

At December 31, 2013 and December 31, 2012, the Company had $951,267 and $0 in derivative liability pertaining to the outstanding convertible notes. Due to the issuance of a convertible note that was convertible at a percentage of the market price the Company could not determine if it had sufficient authorized shares. Therefore, the Company calculates the derivative liability using the Black Sholes Model which takes into consideration the stock price on the issuance date, the exercise price with discount to market conversion rate, stock volatility, expected life of the note, risk-free rate, annual rate of quarterly dividends call option value and put option value. The material decrease in the derivative liability recorded at December 31, 2013 was primarily due to the dramatic decrease in the Company’s stock price from the grant dates of the convertible notes to December 31, 2013.

INTELLIGENT LIVING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 7 – CONVERTIBLE DEBENTURES (CONTINUED)

The Company recorded derivative liabilities as follows:

	Initial Liability	Ending Liability at December 31, 2013

Long Side Ventures 250k	$ 597,802	$ 370,377
Arnold Goldin 25k	3,404,899	141,076
Somesing LLC 25k	62,374	32,416
R&T Sports Marketing 25k	33,362	1,272
Taconic Group LLC 50k	6,311,357	254,408
Taconic Group LLC 20k	2,612,290	122,883
Long Side Ventures 5k	646,245	28,835
	$ 13,668,329	$ 951,267

The Company recorded put premium expense during fiscal 2013 as follows:

December 31, 2013
Monbridge Inc 15% convertible debenture	$ 225,000
Pascullo 10% convertible debenture	50,000
Long Side Ventures	75,000
Michael Rogoff	150,000
Long Side Ventures	75,000
Marvin Neuman	125,000
$ 700,000

The Company recorded debt discount as follows:

December 31, 2013
Beginning Balance	$ -
Debt discount on Long Side Ventures $5k	5,000
Debt discount on Taconic Group $20k	20,000
Amortization Expense	(12,500)
Unamortized balance at December 31, 2013	$ 12,500

NOTE 9 - STOCKHOLDERS’ EQUITY (DEFICIT)

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

INTELLIGENT LIVING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 9 - STOCKHOLDERS’ EQUITY (DEFICIT) CONTINUED

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

Dividends: None

On or about March 21, 2013, the company redeemed 2,148,200 preferred shares held by former officers Otterbach, Worrell, and Cottingham with 1,124,000, 1,014,000, and 10,200, respectively, for agreed to consideration totaling $11,000.

As of March 31 2013, there remained 4,680,000 preferred shares outstanding (see Note 1 regarding retirement of the Company’s remaining outstanding Class A Preferred shares).

On April 5, 2013, under the terms of the Asset Purchase Agreement described in Note 1 above, all remaining issued and outstanding preferred stock of Feel Golf Company, Inc. was redeemed and/or converted by its former officer and shareholder.

2012 Issuances are below:

83,333,333 common shares (restricted) and valued at $250,000 were issued to Red Bowl Trust on November 26, 2012. Issuance was on behalf of Pyrenees Investments, LLC’s for their annual consulting fee. Matthew Schissler, the Managing Member of Pyrenees Investments, LLC, is the trustee of Red Bowl Trust and serves as the Chairman of our Board of Directors.

2013 Issuances are below:

On multiple dates during Q1 2013, the Company issued 46,700,000 shares of common stock to convert a total of $22,350 of convertible debentures at the conversion price per the respective agreements.

On or about March 21, 2013, the Company redeemed 2,148,200 preferred shares held by former officers Otterbach, Worrell, and Cottingham with 1,124,000, 1,014,000 and 10,200 respectively, for agreed to consideration totaling $11,000.

On April 5, 2013, the Company entered into a share exchange agreement with Intelligent Living Inc. (“ILI”), a Florida corporation whereby the Company issued 35,714,286 shares of its common stock in exchange for all of the issued and outstanding shares of common stock of ILI.

INTELLIGENT LIVING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 9 - STOCKHOLDERS’ EQUITY (DEFICIT) CONTINUED

On April 5, 2013, Coincident with the redemption of the Series A Preferred Stock and per the terms of the Asset Purchase Agreement, the former officer and shareholder was issued 3,300,000 shares of Feel Golf common stock at the conversion rate of 500 shares of common stock for each share of Series A Preferred stock.

During Q2 2013, the Company issued 3,000,000 shares of common stock to convert a total of $300 of convertible debentures, at the conversion price per the respective note agreements.

On multiple dates during Q3 2013, the Company issued 131,320,000 shares of common stock to convert a total of $33,683 of convertible debentures.

On July 8, 2013 the Company issued 50,000,000 shares to officers of the Company as bonus payments, valued at $55,000 based on the fair market value at the time of issuance.

On July18, 2013 the Company issued 50,000,000 shares to New Castle County Services in lieu of $50,000 cash in accordance with their agreement.

On September 6, 2013 the Company issued 10,000,000 shares to an officer as per the terms of their employment agreement, valued at $17,000, based on the fair market value at the time of issuance.

On multiple dates during Q3 the Company issued 15,000,000 shares for legal services, valued at $15,000.

On November 1, 2013 the Company issued 10,000,000 shares under a stock swap agreement with Monster Arts (OTCBB: APPZ).  The shares acquired were not deemed material as of November 1, 2013 and December 31, 2013.

On multiple dates during Q4 the Company issued 11,500,000 shares for legal services, valued at $11,500.

On November 11, 2013 the Company issued 12,500,000 shares in the settlement of a lawsuit, valued at $12,500.

On multiple dates during Q4 2013, the Company issued 182,036,098 shares of common stock to convert a total of $47,852 of convertible debentures.

On December 31, 2013 the Company issued 16,184,724 to an officer as per the terms of their employment agreement, valued at $22,944, based on the fair market value at the time of issuance.

On March 23, 2010 the Company issued 300,000 shares as Collateral on a note payable. This note was paid in full and the Company is currently retrieving the certificate from the escrow agent. These shares are not calculated in the total share count.

On February 11, 2011 the Company issued 300,000 shares as Collateral on a note payable. This note is not yet paid in full and therefore the shares are still held in escrow. Upon satisfaction of the note payable, the Company will retrieve and cancel this certificate from the escrow agent. These shares are not calculated in the total share count.

INTELLIGENT LIVING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 10 – DISCONTINUED OPERATIONS

Up until April 5, 2013, the Miller Family Trust with Lee Miller as their Trustee, held the majority voting power in the Company. The Trust held 4,680,000 of Class A Preferred Shares and the Miller Family Trustee agreed to retire 4,673,400 shares of their Class “A” Preferred held in the Company. The Miller Family Trust retained 6,600 of the Class A Preferred and concurrently agreed to convert the 6,600 balance of the Class A Preferred Shares (500:1 conversion) into 3,300,000 common shares in the Company. In turn, the Company's new Board of Directors agreed in consideration and for the retirement of the Miller Family Trust Class A Preferred shares, to sell certain golf related assets and certain liabilities to a newly formed private corporation, called Feel Golf Products, Inc.  Concurrent with this transaction, the Company changed its name to Intelligent Living Inc.

Results from operations from the discontinued Feel Golf business segment have been presented in our Consolidated Statement of Operations as discontinued operations.

The components of the result of discontinued operations for this division are as follows:

	For the Year Ended
	December 31
	2013	2012
Sales	$ 40,313	$ 678,340

Cost of sales	23,328	336,305

Gross profit	16,985	342,035

Operating expenses:
Sales, general and administrative expense	84,922	695,852
Depreciation and amortization expense	21,310	300,656

Total operating expenses	106,232	996,508
Loss from operations	(89,247)	(654,473)

Other income (expenses):
Loss on retirement of fixed assets	-	(6,196)
Impairment of goodwill	-	(186,741)
Other expense	-	(289,419)
Interest expense	(45,140)	(107,129)
Total other income (expense):	(45,140)	(589,485)
Loss from discontinued operations	(134,387)	(1,243,958)

INTELLIGENT LIVING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 10 – DISCONTINUED OPERATIONS CONTINUED

The assets and liabilities related to this division as of December 31, 2012 are as follows:

Balance at December 31, 2012
Accounts receivable, net	$ 8,568
Barter receivable	191,270
Inventory	101,354
Other current assets	2,976
Property and equipment, net	308,670
Prepaid expenses	329
Total assets of discontinued operations	613,167

Accounts payable and accrued liabilities	(337,902)
Related party debt	(886,856)
Total liabilities of discontinued operations	$ (1,224,758)

During the year ended December 31, 2013, the Company disposed of $593,745 of assets and $1,120,767 of liabilities related to the Feel Golf division.$941,411 was included in additional paid in capital for the related party debt that was assumed by the Miller Trust. See Note 1.  This resulted in a net loss of $414,389.

NOTE 11 – INCOME TAXES

The Company’s provision for income taxes was $0 for the years ended December 31, 2013 and 2012 respectively.

The income tax provision differs from the amount of income tax determined by applying the combined U.S. federal and state income tax rates of 39.5% to pretax income from continuing operations for the years ended December 31, 2013 and 2012 due to the following:

	2013	2012
Income tax expense (benefit) at U. S. federal statutory rates (34%):	$3,619,603	$(530,818)
State taxes, net of Federal benefit	585,524	-
Stock for services	48,497	98,750
Beneficial conversion feature	-	18,555
Gain on derivative	(5,023,239)	-
Debt forgiveness income	371,857	-
Put premium	276,500	-
Other	5,949	-
Change in valuation allowance	1,850,211	413,513
Net effect of adjustment to 2012 valuation allowance	(1,734,902)	-
	$-	$-

INTELLIGENT LIVING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 11 – INCOME TAXES CONTINUED

The tax effects of significant items comprising the Company's net deferred taxes as of December 31, 2013 and 2012 were as follows:

	2013	2012
Deferred Tax assets:

Net operating loss carry forwards	1,444,752	6,905,907
Stock-based compensation	-	(3,098,032)
Beneficial conversion feature	-	(207,734)
Accrued wages	85,320	-
Gain on extinguishment of debt	-	85,060
Impairment of inventories and fixed assets	-	(304,918)
Valuation allowance	(1,530,072)	(3,380,283)
	$-	$-

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

As of December 31, 2013 the Company had a net operating loss carryforward for Federal income tax purposes of approximately $2,658,000, which may be available to offset taxable income through tax year 2033.

The Company’s valuation allowance decreased $1,850,211 during 2013 due to a redetermination of the potential prior year tax benefit of its net operating loss carryforward and the effect of other temporary and permanent differences.  Excluding the effect of these changes, the valuation allowance would have increased $115,309.

The Company was a subchapter S corporation from its inception through June 30, 2008.  Accordingly no tax benefits from tax losses incurred prior to July 1, 2008 have been reflected in the Company’s deferred tax assets.

INTELLIGENT LIVING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

  NOTE 12 - COMMITMENTS & CONTINGENCIES

Operating Leases

On June 10, 2013, the Company entered into a twelve month lease agreement with Regus Virtual Office in Miami, Florida.

The following table summarizes the Company’s lease payments under operating lease agreements for the year subsequent to December 31, 2013:

Years ended
December 31, 2014	$1,494
December 31, 2015	-
December 31, 2016	-
December 31, 2017 and thereafter	-
Total	$1,494

The Company recognizes lease expense on a straight-line basis over the life of the lease agreement. Total rent expense in continuing operations from operating lease agreements was $5,623 and $47,650 for the years ended December 31, 2013 and 2012, respectively.

Litigation

The Company may be involved from time to time in ordinary litigation that may or may not have a material effect on its operations or finances.

The Company recently settled, for $25,000, litigation commenced on October 11, 2012 against the Company and the Company's officers and directors in their capacity for an alleged patent telescopic shaft infringement commenced by the Seller of Pro Line Sports, aka Igotcha Holdings.

NOTE 13 – SUBSEQUENT EVENTS

From January 1, 2014 through April 15, 2014, the following convertible note conversions for common stock occurred:

Long Side Ventures converted the remaining principal balance of $87,116 and interest of $70,976 into 199,804,204 common shares at an average price of $.0.00079 per share, the conversion price per the respective agreements. The $250,000 Note with an original issuance date of February 11, 2011 has a principal balance of $0 and $47,654 of accrued interest as of April 15, 2014.

Arnold S. Goldin Inc. converted $6,800 into 68,000,000 common shares at $0.0001 per share at the conversion price per the respective agreements. The $25,000 Restated Note dated September 18, 2012, with an original issuance date of February 11, 2011 has a remaining principal balance of $12,450 with accrued interest of $5,713 as of March 31, 2014.

INTELLIGENT LIVING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

 NOTE 13 – SUBSEQUENT EVENTS CONTINUED

Somesing LLC fully converted the remaining principal balance of $5,457 and interest of $10,034 into 29,095,449 common shares at an average price of $.0.00065 per share at the conversion price per the respective agreements. The $25,000 Restated Note dated September 18, 2012, with an original issuance date of February 11, 2011 has a balance of $0.

Taconic Group converted $18,857 into 188,566,958 common shares at $0.0001 per share, the conversion price per the respective agreements. The $50,000 Restated Note dated January 22, 2013, with an original issuance date of February 11, 2011 has a remaining principal balance of $21,509 and accrued interest of $30,349 as of April 15, 2014.

On March 31, 2014, Monbridge Inc. converted $95,994 into 34,283,458 common shares at $0.0028 per share at the conversion price per the respective agreements.  The $150,000 Note with an original issuance date of May 1, 2013 has a remaining principal balance of $54,006 and accrued interest of $21,905 as of March 31, 2014.

R&T Sports Marketing Inc. converted $45,821 into 99,283,458 common shares at an average price of $0.00046 per share, the conversion price per the respective agreements. The $63,000 Note with an original issuance date of April 11, 2011 has a remaining principal balance of $3,961.

On January 4, 2014, Intelligent Living Inc. entered into an Asset Acquisition Agreement with Health and Beyond LLC, a Florida corporation. The Agreement calls for Intelligent Living to pay $200,000 to Health and Beyond for the assets, payable as follows: (i) $100,000 promissory note in the form of a Revenue Assignment Agreement which will be secured by the revenue of the acquired assets of the Buyer and guaranteed by Intelligent Living and; (ii) issuance of 35,000,000 restricted common shares, par value $0.001 to the nominees of the Seller.

On January 05, 2014, Intelligent Living Inc. entered into an Advisory Board Agreement with Kyle Siptroth and Agiletek Engineering, Inc., a Maryland corporation. The purpose of the Advisory Board Agreement is to retain Agiletek and Kyle Siptroth to consult with Intelligent Living Inc. on winning government contracts for use of Intelligent Living’s proprietary Mind360 software to aid the mental health of veterans of the Iraq and Afghanistan conflicts.  Kyle Siptroth is to be named to Intelligent Living’s Advisory Board as part of the Agreement.

On January 5, 2014, Intelligent Living Inc.’s Board of Directors entered into an Advisory Board Agreement with Tom Bollich, in which Mr. Bollich is to serve as both a member of the Company’s Advisory Board as well as provide consulting services to the Company.  Mr. Bollich’s compensation consists of the issuance of 15,000,000 shares of the Company’s common stock pursuant to a vesting schedule.  Mr. Bollich is to consult with the Company regarding aspects of user interface, interaction design, and visual design.

On February 3, 2014, the Company issued 5,000,000 Restricted Common Shares of the Company Stock for website development services.

On February 10, 2014 the Company issued 10,000,000 shares of Restricted Common Shares of the Company stock for services.

On February 12, 2014, Intelligent Living Inc.’s Board of Directors authorized the issuance of 96,000 Series B 7% Royalty Interest Preferred Shares with the State of Nevada.

On February 20, 2014, the Company entered into a securities purchase agreement with Long Side Ventures LLC for the purchase and sale of $20,000 of its convertible notes.

 On February 21, 2014, Intelligent Living Inc. issued 1,886,792 Restricted Common Shares of the Company Stock in lieu of cash for legal services.

INTELLIGENT LIVING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 13 – SUBSEQUENT EVENTS, CONTINUED

On February 25, 2014, the Company authorized the creation of Series B 7% Royalty Interest Participating Preferred Stock (the “Series B Preferred Stock”). The Company was authorized to issue 96,000 shares of its Series B Preferred stock at a par value of $1.00 per share. The Series B Preferred Stock have the following rights and provisions:

Royalty Payments: Holders of the Series B Preferred Stock shall be entitled to receive, prior to and senior to any series of Preferred Stock, Notes or other obligations of the Company, recurring royalty payments, calculated and payable monthly, derived from the net sales of the company on all current and future subsidiaries.

Voting: Each share of the Series B Preferred Stock shall entitle the holder thereof to 1,000 votes on all matters submitted to a vote of the stockholders of the Corporation.

Liquidation Preference: Upon any liquidation (voluntary or otherwise), dissolution or winding up of the Corporation, no distribution shall be made to the holders of shares of stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Series B 7% Royalty Interest Participating Preferred Stock unless, prior thereto, the holders of shares of Series B 7% Royalty Interest Participating Preferred Stock shall have received an amount equal to $1,000 per share of Series B 7% Royalty Interest Participating Preferred Stock, plus an amount equal to accrued and unpaid royalties, dividends and distributions thereon, whether or not declared, to the date of such payment.

Dividends: the holders of shares of Series B 7% Royalty Interest Participating Preferred Stock shall be entitled to receive, when, as and if declared by the Board out of funds legally available for the purpose, quarterly dividends payable in cash on the last day of March, June, September and December in each year.

Conversion:  None

Effective February 25, 2014, the Board of Directors of Intelligent Living agreed to issue Preferred Stock of its Series B 7% Royalty Interest Participating Preferred Stock with a par value of $1.00 to certain Officers and Directors:

Paul Favata	56,000 Preferred B Shares

L. Joshua Eikov	40,000 Preferred B Shares

The Preferred Shares were issued in consideration of services provided by Paul Favata from June 2013 through December 2013, and L. Joshua Eikov from September 2013 through December 2013.

On March 1, 2014, Intelligent Living Inc.’s Board of Directors entered into Advisory Board Agreements with Messrs Tae Darnell and Jim O’Mahony, in which they are to serve as both members of the Company’s Advisory Board as well as provide consulting services to the Company.  Their compensation consists of the issuance of 15,000,000 shares each of the Company’s common stock pursuant to a vesting schedule. Mr. Danell is to consult with the Company regarding aspects of licensing and legal issues. Mr. O’Mahony is to consult with the Company regarding aspects of branding and marketing.

On March 5, 2014, Intelligent Living Inc. issued 5,000,000 Restricted Common Shares of the Company Stock as obligated by the terms of the Employment Agreement with Larry LeGunn

On March 11, 2014 the Company entered into a securities purchase agreement dated March 11, 2014 with R&T Sports Marketing Inc., a Florida corporation   (the “Holder”) for the purchase and sale of $50,000 of its convertible notes (“Notes”). The Notes bear interest at the rate of 10% per annum beginning as of March 11, 2014, and mature on March 11, 2016.

INTELLIGENT LIVING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 13 – SUBSEQUENT EVENTS CONTINUED

On March 24, 2014 the Company entered into a securities purchase agreement dated March 24, 2014 with Long Side Ventures LLC, a Florida limited liability company (the “Holder”) for the purchase and sale of $40,000 of its convertible notes (“Notes”).  The Notes bear interest at the rate of 10% per annum beginning as of March 24, 2014, and mature on March 24, 2016.

On April 7, 2014, the Company entered into a securities purchase agreement with Arnold S. Goldin, Inc. a Florida corporation (the “Holder”), for the purchase and sale of $50,000 of its convertible notes. (“Notes”).  The Notes bear interest at the rate of 10% per annum beginning as of April 7, 2014, and mature on April 7, 2016.

On April 7, 2014, the Company entered into a securities purchase agreement with Brent Coetzee, an individual (the “Holder”), for the purchase and sale of $50,000 of its convertible notes. (“Notes”).  The Notes bear interest at the rate of 10% per annum beginning as of April 7, 2014, and mature on April 7, 2016.

On April 7, 2014, the Company entered into a securities purchase agreement with Somesing LLC, a Florida limited liability company (the “Holder”), for the purchase and sale of $50,000 of its convertible notes. (“Notes”).  The Notes bear interest at the rate of 10% per annum beginning as of April 7, 2014, and mature on April 7, 2016.

The Notes are convertible, at the option of the Holder into the Company’s common stock at a conversion price based on 50% of the average of the five lowest intraday prices for the common stock during the previous twenty trading days immediately preceding the conversion request. The Notes may be redeemed by the Company at any time prior to maturity with notice to the Holder, and payment of a premium of 150% on the unpaid principal and interest amount of the Notes. In addition the Notes and related securities purchase agreement contain representations, warranties and covenants that are customary for financings of this type.

On April 22, 2014 the Company appointed Mark B. Lucky as its Chief Financial Officer.

On April 25, 2014, Intelligent Living Inc. completed the asset purchase(s) of Venturian Group, Inc. and A1 Perfect Solutions Inc. pursuant to separate Asset Purchase Agreements, dated as of April 25, 2014. As a result of this transaction, both assets now form a wholly-owned subsidiary of Intelligent Living called Provectus LLC.

Intelligent Living paid a total purchase price of $1,369,000 for Venturian Group, Inc. and $425,000 for A1 Perfect Solutions Inc.  Results of operations for Provectus will be included in Intelligent Living’s consolidated financial statements from the date of acquisition.

Upon the completion of the asset purchases of Venturian Group and A1 Perfect Solutions Intelligent Living incurred a performance obligation on an acquisition financing loan amounting to $300,000, payable to a lender with an 18-month term at 18% interest relating to the financing of the asset acquisitions.

Proforma financial information related to the acquisitions of Venturian Group, Inc. and A1 Perfect Solutions Inc. are not currently available.

In accordance with ASC 855, Company management reviewed all material events through the date these financial statements were issued, and has determined that there are no additional material subsequent events to report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

The Company changed its independent certifying public accounting firm from W.T. Uniack and Company, CPA’s, P.C. to Douglas Labrozzi, CPA, MBA of Labrozzi & Co., PA.  As part of the transition the former certifying accountant issued a letter dated November 18, 2013 stating that there were no disagreements between W.T. Uniack and Co., CPA’s, PC and the Company concerning the Company’s financial statements.

On October 25, 2013 the Board of Directors of Intelligent Living Inc. retained the services of Labrozzi & Co., PA to be Intelligent Living Inc.’s new certifying accountant.  This was not formalized until the Board of Directors formally held a Board meeting on November 18, 2013 to dismiss W.T. Uniack and Company, CPA’s, and P.C. as Intelligent Living’s certifying accountant.  As part of the transition the former certifying accountant issued a letter dated November 18, 2013 stating that there were no disagreements between W.T. Uniack and Co., CPA’s, PC and the Company concerning the Company’s financial statements.  The Board of Directors of Intelligent Living dismissed W.T. Uniack and Company as its certifying accountant because of a lack of communication and cooperation between the Company and W.T. Uniack and Company.

Management has reviewed the former financial reports of the prior company, Feel Golf Co., Inc., and has found no evidence of any adverse opinions, or disclaimers of opinion, or any other qualifications or modifications as defined under Item 304(a)(1)(ii) of Regulation S-K.

Intelligent Living Inc. has been unable to contact Labrozzi and therefore could not obtain a letter to support the fact that during the Company’s two most recent fiscal years and any subsequent interim period (through the date of hire of Labrozzi) the Company did not consult with Labrozzi & Co., PA regarding either: (i) the application of accounting principles to a specified transaction, either contemplated or proposed, (ii) the type of audit opinion that might be rendered on your financial statements, or (iii) any matter that was either the subject of a disagreement between Company and W.T. Uniack & Co., CPA’s, PC as described in Item 304(a)(1)(iv) of Regulation S-K or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

Intelligent Living changed its certifying accountant from Labrozzi & Co., PA to D’Arelli Pruzansky, P.A.  Pursuant to Form 8-K/A filed on March 24, 2014 the PCAOB revoked the registration of former certifying accountant Labrozzi, who continues to be uncommunicative and unresponsive to requests made by the Company as well as the new auditors to obtain a letter stating that there were no disagreements between the former auditors and the Company concerning the Company’s financial statements.

During our two most recent fiscal years and the subsequent interim period prior to retaining D’Arelli Pruzansky, P.A. (1) neither we nor anyone on our behalf consulted D’Arelli Pruzansky, P.A. regarding (a) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements or (b) any matter that was the subject of a disagreement or a reportable event as set forth in Item 304(a)(1)(iv) and (v), respectively, of Regulation S-K, and (2) D’Arelli Pruzansky, P.A. did not provide us with a written report or oral advice that they concluded was an important factor considered by us reaching a decision as to accounting, auditing or financial reporting issue.

 Item 9A.  Controls and Procedures.

Controls and Procedures

Disclosure Controls and Procedures

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

-	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

-

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

-

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2013, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective based on the COSO criteria.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our ability to prepare accurate and timely financial statements, which are considered to be material weaknesses.

As a public company with listed equity securities, we need to comply with laws, regulations and requirements, certain corporate governance provisions of the Sarbanes-Oxley Act or the Dodd-Frank Act, and related regulations of the SEC, which we would not be required to comply with as a private company. Complying with these statutes, regulations and requirements will occupy a significant amount of time of our board of directors and management and will significantly increase our costs and expenses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives.  The aforementioned material weaknesses were identified by our three officers in connection with the audit of our financial statements as of December 31, 2013.

Management believes that the material weaknesses set forth above did not have an effect on our financial results.  However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on the Board results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods. See, “Management’s Remediation Initiatives.”

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the Dodd-Frank Act and the Company only provided management’s report in this annual report.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we are in the process of formulating a plan to remediate our material weaknesses in internal controls.  That plan includes the following:

We are studying best practices in internal controls over financial reporting and designing other internal controls to implement that will help remediate our weaknesses.

Changes in internal controls over financial reporting

Except as noted above, there was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.   Directors and Executive Officers and Corporate Governance.

The following information sets forth the names of our officers and directors, their present positions, and some brief information about their background.

Name and Address	Age	Position(s)
Victoria Rudman	46	Chairwoman and Chief Executive Officer

Paul A. Favata	48	President/Director

L Josh Eikov	45	Chief Strategy Officer/Director

Mark B. Lucky	55	Chief Financial Officer (appointed on April 22, 2014)

Background of Officers and Directors

Family Relationships

Set forth below is a brief description of the background and business experience of our executive officers and directors.

Victoria D. Rudman

Victoria Rudman is our Chief Executive Officer and Chairwoman.  She has over 20 years of professional experience in multiple aspects of operations, accounting, finance, taxation and fiscal management. She served as Financial Advisor to Morgan Stanley’s Managing Directors (1990-1995) and later as Global Telecommunications Controller at Morgan Stanley Dean Witter (1995-1999). Before joining Morgan Stanley as Information Technology and Communications Controller in 2003, Ms. Rudman acted as Vice President and Prime Brokerage Technology Advisor at Bear Stearns (2000-02) and Director of Business Planning & Strategy at Visual Networks (formerly Avesta Technologies), where she was the lead project manager for the entire technology business enterprise, including IPO and strategic M&A (1999-2000).  Ms Rudman holds a Bachelor of Business Administration in Public Accounting from Pace University, Lubin School of Business.

We believe that as a result of her years of managerial and operational experience, Ms. Rudman brings to the board of directors demonstrated management ability at senior levels.  These experiences, qualifications and attributes have led to our conclusion that Ms. Rudman should be serving as a member of our board of directors in light of our business and structure.

Paul A. Favata

Paul Favata is our President and joined our Board of Directors in June 2013.   He is a 27-year Wall Street veteran.  Mr. Favata began his career on the American Stock Exchange (AMEX), working for two smaller member firms.  He then spent five years on the New York Stock Exchange (NYSE) with one of the largest specialist firms on the floor.  Mr. Favata left the exchange in 1992 to work for Shearson Lehman on the sell-side.  In 1994, Mr. Favata moved to a small boutique sell-side firm working in both the retail and institutional sales areas.   Most recently, Mr.  Favata held the position of Senior Vice President of Finance at a small, privately-held consulting firm that advises clients on acquisitions and long term financing strategies.  Mr. Favata was appointed as Chief Financial Officer for Next Communications, Inc. in June 2008.  Mr. Favata was the first Chief Financial Officer for the Company, having management oversight and responsibility for all financial functions while overseeing all revenues, costs, capital expenditures, investments and debt.  Mr. Favata holds several securities licenses and resides in Saint Petersburg, Florida.

We believe that Mr. Favata’s extensive senior management and operational experience brings valuable knowledge to our board of directors and that these experiences, qualifications and attributes have led to our conclusion that Mr. Favata should be serving as a member of our board of directors.

L. Josh Eikov

Josh Eikov joined the Company in September 2013 as its Chief Strategy Officer and as a corporate director,  Mr. Eikov is a business and technology strategist with over 20 years of C-Level global strategic leadership in implementing turnarounds, creatively solving problems, integrating acquisitions, developing sales forces, expanding geographic coverage, and diversifying product and service offerings. Prior to joining Intelligent Living, Mr. Eikov was the CEO and Managing Director of Baron General Capital LLC a merchant banking and corporate consultancy and CEO of Tranzistor Systems LLC. Previous to Baron General Josh helped clients such as Target Email Direct a provider of interactive and email marketing products and services in a turnaround and expansion program as their Interim CTO and he was the Chief Strategist at eBRANDsolutions, a branding and marketing firm that consulted to the Global 1000 on issues of eBusiness, product design, digital marketing and branding and international brand expansion. Josh was the Founder and CEO of i-Titan Communications Networks, a manufacturer and designer of wireless broadband products.  Mr. Eikov attended East Stroudsburg University and the Advanced Management Program at Harvard University and has a Certificate from the Executive Compliance Program at Tulane Law School. He also received a certificate in Negotiation from the University of Windsor Law School.

We believe that Mr. Eikov’s extensive senior management and operational experience brings valuable knowledge to our board of directors and that these experiences, qualifications and attributes have led to our conclusion that Mr. Eikov should be serving as a member of our board of directors.

Mark B. Lucky

Mark B. Lucky, CPA was appointed to serve as Intelligent Living Inc.’s Chief Financial Officer on April 22, 2014.  Mr. Lucky has served as the Chief Financial Officer of IceWEB Inc. (OTCBB: IWEB) since March 2007.   He has over 25 years professional experience in high growth/start-up ventures and established companies, with multi-industry experience.  Prior to joining IceWEB, he consulted at Bearing Point on their financial restatement project.  From 2004 to 2005 he was Vice President of Finance and Administration at Galt Associates, Inc., a Sterling, Virginia informatics/ technology and medical research services company and from 2001 to 2004 he was Vice President of Finance and Administration of MindShare Design, Inc., a San Francisco, California based internet technology company. While at both Galt Associates, Inc. and MindShare Design, Inc.  During his career Mr. Lucky has also been employed by Axys Pharmaceuticals, Inc., a NASDAQ-listed San Francisco, California-based early stage drug discovery biotech company (acting CFO and Senior Director of Finance), PriceWaterhouseCoopers, LLC, COMPASS Management and Leasing, Inc. (Vice President - Finance 1997 to 1998), Mindscape, Inc. (Director of Financial Planning and Analysis 1995 to 1996), The Walt Disney Company (Manager, Operations Planning & Analysis, Manager of Corporate Planning 1991 to 1995), and KPMG. Mr. Lucky was formerly a member of the board of directors of VOIS Inc. and HASCO Medical, Inc. Mr. Lucky is a CPA and received his B.A., Economics, from the University of California at Los Angeles.

Committees of the Board of Directors

We presently do not have an audit committee, compensation committee, nominating committee, corporate governance committee or any other committee of our board of directors.  Our entire Board of Directors meets to undertake the responsibilities which would otherwise be delegated to a committee of our board of directors.

Compensation of Directors

Our directors do not receive cash compensation for their services as directors but are reimbursed for their reasonable expenses incurred in attending board or committee meetings.

Terms of Office

There are no family relationships among our directors and/or officers.  Our directors are appointed for one-year terms to hold office until the next annual general meeting of the holders of our Common Stock or until removed from office in accordance with our by-laws.  Our officers are appointed by our board of directors and hold office until removed by our Board of Directors or terminated pursuant to their employment agreements.

Involvement in Certain Legal Proceedings

During the past seven years:

1)           No petition pursuant to the federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of any of our officers or directors, or any partnership in which any such officer or director was a general partner at or within 2 years before the time of such filing, or any corporation or business association of which any such officer or director was an executive officer at or within 2 years before the time of such filing;

2)           None of our officers or directors has been convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3)           None of our officers or directors has been the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining any such officer or director from, or otherwise limiting, the following activities:

(i)           Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii)           Engaging in any type of business practice; or

(iii)          Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

 4)             None of our officers or directors has been the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of any such officer or director to engage in any activity described in paragraph (f) (3) (i) of Item 401(f) of Regulation S-K, or to be associated with persons engaged in any such activity;

5)             None of our officers or directors has been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated;

6)             None of our officers or directors has been found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently  reversed, suspended or vacated;

7)             None of our officers or directors has been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i)             Any federal or state securities or commodities law or regulation; or

(ii)           Any law or regulation respecting financial institutions or insurance companies, including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii)           Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

Code of Ethics

Code of Ethics for Senior Executive Officers and Senior Financial Officers

We have adopted a Code of Ethics for our officers.  The code provides as follows:

▪

Each officer is responsible for full, fair, accurate, timely and understandable disclosure in all periodic reports and financial disclosures required to be filed by us with the Securities and Exchange Commission or disclosed to our stockholders and/or the public.

▪

Each officer shall immediately bring to the attention of the audit committee, or disclosure compliance officer, any material information of which the officer becomes aware that affects the disclosures made by us in our public filings and assist the audit committee or disclosure compliance officer in fulfilling its responsibilities for full, fair, accurate, timely and understandable disclosure in all periodic reports required to be filed with the Securities and Exchange Commission.

▪

Each officer shall promptly notify our general counsel, if any, or the president or chief executive officer as well as the audit committee of any information he may have concerning any violation of our Code of Business Conduct or our Code of Ethics, including any actual or apparent conflicts of interest between personal and professional relationships, involving any management or other employees who have a significant role in our financial reporting, disclosures or internal controls.

▪

Each officer shall immediately bring to the attention of our general counsel, if any, the president or the chief executive officer and the audit committee any information he may have concerning evidence of a material violation of the securities or other laws, rules or regulations applicable to us and the operation of our business, by us or any of our agents.

▪

Any waiver of this Code of Ethics for any officer must be approved, if at all, in advance by a majority of the independent directors serving on our board of directors.  Any such waivers granted will be publicly disclosed in accordance with applicable rules, regulations and listing standards.

The Code of Ethics is set forth on our website located at : http://intelligentlivinginc.com/index.php/company/code-of-ethics.

The Company will also provide to any person without charge, upon request, a copy of such Code of Ethics. Persons wishing to make such a request should contact, our chief executive officer at our corporate headquarters.

Section 16(a) Beneficial Ownership Reporting Compliance

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Companies registered pursuant to section 12(g) of the Exchange Act, Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of reports  furnished to and  written representations  that no other reports were  required,  Section  16(a) filing  requirements  applicable  to our officers,  directors  and greater  than ten percent  beneficial  owners were complied with on a timely basis for the period which this report relates.

Item 11.  Executive Compensation.

Overview of Compensation Program

Our compensation philosophy is based on our belief that our compensation programs should: be aligned with stockholders’ interests and business objectives; reward performance; and be externally competitive and internally equitable. We seek to achieve three objectives, which serve as guidelines in making compensation decisions:

•

Providing a total compensation package which is competitive and therefore enables us to attract and retain, high-caliber executive personnel;

•

Integrating compensation programs with our short-term and long-term strategic plan and business objectives; and

•

Encouraging achievement of business objectives and enhancement of stockholder value by providing executive management long-term incentive through equity ownership.

We may compensate our officers with cash compensation, common stock and common stock options. We have not established any quantifiable criteria with respect to the level of compensation, stock grants or options. Rather, the Board of Directors will evaluate cash, stock grants and stock options paid to similarly situated companies.  We do not have a Compensation Committee of the Board of Directors.

With respect to stock grants and options which may be issued to the Company’s officers and directors, the Board will consider an overall compensation package that includes both cash and stock based compensation which would be in line with the Company’s overall operations and compensation levels paid to similarly situated companies.  We may establish a Stock Incentive and Compensation Plan in order to implement a stock based compensation plan.  We anticipate that any such plan, if adopted will provide for the grant of  non-qualified stock options (“Non-Qualified Stock Options”), incentive stock options (“ISOs”, together with Non-Qualified Stock Options referred to herein as “Stock Options”), stock appreciation rights (“SARs”), restricted stock (“Restricted Stock”) and registered stock (“Registered Stock”), (collectively, the “Awards”) to eligible Participants.

Currently Ms. Rudman receives a salary of $150,000 per year.  Mr. Favata receives a salary of $96,000 per year and Mr. Eikov receives a salary of $120,000 per year.

The following table sets forth the compensation paid by us to our officers for the fiscal years ended December 31, 2013 and 2012.  This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

SUMMARY COMPENSATION TABLE

							Nonqualified
						Non-Equity	Deferred	All
				Stock	Option	Incentive Plan	Compensation	Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
principal position	Year	($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Victoria Rudman(1)	2013	68,750	-	105,000	-	-	-	-	173,750
	2012	-	-	-	-	-	-	-	-

Paul A. Favata(2)	2013	56,000	-	11,000	-	-	-	-	67,000
	2012	-	-	-	-	-	-	-	-

L. Josh Eikov(3)	2013	40,000	-	-	-	-	-	-	40,000
	2012	-	-	-	-	-	-	-	-

Dr. Neal Rouzier(4)	2013	40,000	-	-	-	-	-	-	40,000
	2012	-	-	-	-	-	-	-	-

Matthew L. Schissler	2013	-	-	11,000	-	-	-	-	11,000
	2012	-	-	-	-	-	-	-	-

Lee Miller	2013	-	-	-	-	-	-	-	-
	2012	50,000	-	-	-	-	-	-	50,000

(1)

Ms. Rudman serves as our Chairwoman and Chief Executive Officer.  Salary includes $67,750 which was accrued during fiscal 2013 but unpaid at December 31, 2013.  In addition, we granted Ms. Rudman 30,000,000 shares of common stock, valued at $33,000, and 720,000 shares of Series A preferred stock valued at $72,000.

(2)

Mr. Favata serves as our President.  Salary includes $56,000 which was accrued during fiscal 2013 but unpaid at December 31, 2013.  In addition, we granted Mr. Favata 10,000,000 shares of our common stock, valued at $11,000.

(3)

Mr. Eikov serves as our Chief Strategy Officer.  Salary includes $40,000 which was accrued during fiscal 2013 but unpaid at December 31, 2013.

(4)

Dr. Rouzier serves as our Chief Medical Officer.  Salary includes $40,000 which was accrued during fiscal 2013 but unpaid at December 31, 2013.

In accordance with the rules promulgated by the Securities and Exchange Commission, certain columns relating to information that is not applicable have been omitted from this table.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers.

Employment Agreements:

Each of our four executive officers have employment agreements.

Compensation of Directors

Our directors are not compensated for their services as directors.  The board has not implemented a plan to award options to any director.  There are no contractual arrangements with any member of the board of directors.  We have no director’s service contracts.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Indemnification

Under our Articles of Incorporation and Bylaws of the Company, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest.  We may advance expenses incurred in defending a proceeding.  To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney’s fees.  With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order.  The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

At April 28, 2014 there were 1,538,661,936 shares of our common stock issued and outstanding. Our common stock is the only outstanding class of our voting securities. The following table sets forth, as of April 28, 2014, information known to us relating to the beneficial ownership of these shares by:

•	each person who is the beneficial owner of more than 5% of the outstanding shares of common stock;
•	each director;
•	each executive officer; and
•	all executive officers and directors as a group.

Under securities laws, a person is considered to be the beneficial owner of securities he owns and that can be acquired by him within 60 days from April 28, 2014 upon the exercise of options, warrants, convertible securities or other understandings. We determine a beneficial owner’s percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person and which are exercisable within 60 days of April 28, 2014, have been exercised or converted. Unless otherwise noted, the address of each of these principal stockholders is our principal executive offices.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Victoria Rudman (1)	60,357,143	3.92%
Paul Favata (2)	10,000,000	0.65%
L. Josh Eikov (3)	26,184,724	1.70%
All executive officers and as a group (three persons) (1)(2),(3)	96,541,867	6.27%

Matthew Schissler	84,955,601	5.52%

Total	181,497,468	11.79%

 Item 13.   Certain Relationships and Related Transactions, and Director Independence.

Except as described below, none of the following persons has any direct or indirect material interest in any transaction to which we are a party during the past two years, or in any proposed transaction to which the Company is proposed to be a party:

•

any director or officer;

•

any proposed nominee for election as a director;

•

any person who  beneficially  owns,  directly  or  indirectly,  shares carrying  more than 5%  of the  voting  rights  attached  to our common stock; or

•

any  relative  or  spouse  of  any of the  foregoing  persons,  or any relative of such spouse,  who has the same house as such person or who is a director or officer of any parent or subsidiary.

We issued shares of our common stock to our officers and directors as bonuses.

Related Party Transactions

None.

Director Independence.

We do not have an independent Board of Directors.   Each of our directors also serves as an officer of the Company.

Item 14.   Principal Accounting Fees and Services.

AUDIT FEES. Fees for services necessary to perform the annual audit, review SEC filings, fulfill statutory and other service requirements, was $27,500 and $28,750 for the fiscal years ended December 31, 2013 and 2012, respectively.

AUDIT-RELATED FEES. The aggregate fees billed in 2013 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and not reported under the caption "Audit Fee" is zero. 2012 preparation costs for audit, reviews and related fees not reported under the caption “Audit Fee” is $32,000.

TAX FEES. No fees were billed in 2013 for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning services. The Company paid $700 for these services in 2012.

ALL OTHER FEES. Other than the services described above, there were no other services provided by our principal accountants for the fiscal years ended December 31, 2013 and 2012.

We do not have an audit committee. Therefore, our entire Board of Directors (the "Board") serves in the capacity of the audit committee. In discharging its oversight responsibility as to the audit process,  our Board  obtained from the independent auditors a formal written statement describing all relationships between the auditors and us that might bear on the auditors' independence as required by Independence Standards Board Standard No. 1, "Independence  Discussions  with Audit  Committees."

Our Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors' independence. The Board also discussed with management and the independent auditors the quality and adequacy of its internal controls. The Board reviewed with the independent auditors their management letter on internal controls.

Our Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees." Our entire Board, acting in the capacity of the audit committee reviewed the audited consolidated financial statements of the Company as of and for the year ended December 31, 2013 with the independent auditors. Management has the responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for the examination of those statements. Based on the above-mentioned review and discussions with the independent auditors our  Board of Directors approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended December 31, 2013, for filing with the Securities and Exchange Commission.

PART IV

Item 15. Exhibits, Financial Statement Schedules

EXHIBIT NUMBER	DESCRIPTION
2.1	Asset Purchase Agreement
3.1	Certificate of Amendment to Articles of Incorporation
3.2	Certificate of Designation of Preferred Stock
10.1	Forbearance Letter Dated February 13, 2013 By And Between Feel Golf Company, Inc.
10.2	Forbearance Letter Dated February 13, 2013 By And Between Feel Golf Company, Inc.
10.3	Forbearance Letter Dated February 13, 2013 By And Between Feel Golf Company, Inc.
33.1	Convertible Note, Michael Rogoff
33.2	Convertible Note, Marvin Neuman
33.3	Acquisition Agreement by and between Feel Golf Co., Inc. and New Castle County Services, Inc.
33.4	Agreement
33.5	AMENDMENT TO LONG SIDE VENTURES LLC CONVERTIBLE DEBENTURE
33.6	JOINT VENTURE AGREEMENT
33.7	ADVISORY BOARD AGREEMENT
33.8	CONVERTIBLE NOTE, R&T SPORTS MARKETING INC.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *
32.1	Section 906 Certification of Chief Executive Officer *
32.2	Section 906 Certification of Chief Financial Officer *

101.INS(1)(2)	XBRL Instance Document
101.SCH(1)(2)	XBRL Taxonomy Extension Schema Document
101.CAL(1)(2)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(1)(2)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(1)(2)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(1)(2)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELLIGENT LIVING INC.

May 6, 2014	By:	/s/ Victoria Rudman
Victoria Rudman, Chief Executive Officer, principal executive officer, and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Victoria Rudman	Chief Executive Officer, principal executive officer, and Chairman	May 6, 2014
Victoria Rudman

/s/ Mark B. Lucky	Chief Financial Officer, principal financial	May 6, 2014
Mark B. Lucky	and accounting officer

/s/ Paul A. Favata.	Director	May 6, 2014
Paul A. Favata.

/s/ Josh Eikov	Director	May 6, 2014
Josh Eikov