Form 10-K/A
period 2013-12-31
Intelligent Living Inc.
filed 2014-05-09
CIK 1141673

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 13, 2013 of Intelligent Living Inc. is being filed for the sole purpose of correcting a clerical error in the filing.  In the Form 10-K as originally filed on May 6, 2014, an edit to the presentation of the statement of cash flows was inadvertently omitted.  This Amendment No. 1 also contains currently dated certifications as Exhibits 31.1, 31.2, 32.1 and 32.2.  No attempt has been made in this Amendment No. 1 to the Form 10-K for the fiscal year ended December 31, 2013 to modify or update any other information presented in the Form 10-K as previously filed nor does this Amendment No. 1 reflect events occurring after the filing of the original Form 10-K or modify or update those disclosures that may be affected by subsequent events.  Accordingly, this Amendment No. 1 should be read in conjunction with the Form 10-K previously filed and the registrant’s other filings with the SEC.

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

See accompanying notes to the consolidated financial statements

INTELLIGENT LIVING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)	$10,645,892	$(1,343,843)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Loss on retirement of fixed assets	-	6,196
Bad debt expense	-	2,277
Depreciation	-	300,657
Stock issued for services	26,500	250,000
Assignment expense	50,000	-
Amortization of beneficial conversion feature	12,500	46,975
Put premium on note payable	700,000	-
Change in derivative liability	(12,717,062)	-
Settlement of IGotcha litigation	25,000
Loss on stock swap	8,677	-
Impairment of goodwill		177,736
Share based compensation	96,277	-
Changes in operating assets and liabilities:
Change in assets of discontinued operations	613,167	-
Change in liabilities of discontinued operations	(283,347)	-
Accounts receivable	-	183,981
Barter receivable	-	(158,227)
Inventory	-	127,351
Receivable from shareholder	-	(329)
Prepaid expenses	-	6,619
Write off of intangible asset	-	305,067
Accounts payable and accrued expenses	516,818	13,831
Other assets	-	(2,976)

Net Cash Used in Operating Activities	(305,578)	(84,685)

CASH FLOWS FROM INVESTING ACTIVITIES

Investment in intangible assets	(50,000)	-
Capitalized software expense	(76,781)	-
Purchase of property and equipment	(500)	(8,050)

Net Cash Used in Investing Activities	(127,281)	(8,050)

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of related party payable	-	(26,145)
Proceeds from related party notes payable	-	87,034
Repayment of notes payable	-	(1,000)
Proceeds from notes payable	507,409	25,000
Net Cash Provided by Financing Activities	507,409	84,889

NET INCREASE (DECREASE) IN CASH	74,550	(7,846)
CASH AT BEGINNING OF PERIOD	11,145	18,991

CASH AT END OF PERIOD	$85,695	$11,145

SUPPLEMENTAL DISCLOSURES OF

CASH FLOW INFORMATION

	For the Years Ended
	December 31,
	2013	2012
CASH PAID FOR:
Interest	$ -	$8,529
Income taxes	$ -	2,223

NON CASH FINANCING AND INVESTING ACTIVITIES
Exchange of intellectual property for retirement of related party debt		1,226,305
Exchange of related party note payable		(1,048,572)
Shares issued for Mind360 in lieu of cash	$ 50,000	-
Related party debt assumed as part of discontinued operations	$ 941,411
Common stock issued for acquisition of Intelligent Living	$ 500,000	$-
Common stock issued in conversion of debt	$ 104,185	-

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

INTELLIGENT LIVING INC.

May 8, 2014	By:	/s/ Victoria Rudman
Victoria Rudman, Chief Executive Officer, principal executive officer, and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Victoria Rudman	Chief Executive Officer, principal executive officer, and Chairman	May 8, 2014
Victoria Rudman

/s/ Mark B. Lucky	Chief Financial Officer, principal financial	May 8, 2014
Mark B. Lucky	and accounting officer

/s/ Paul A. Favata.	Director	May 8, 2014
Paul A. Favata.

/s/ Josh Eikov	Director	May 8, 2014
Josh Eikov