Form 10-Q
period 2014-03-31
Intelligent Living Inc.
filed 2014-05-20
CIK 1141673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

For the transition period from                      to

Commission file number 000-54026

INTELLIGENT LIVING INC.

(Exact name of small business issuer as specified in its charter)

NEVADA	45-1498410
State or other jurisdiction of	(IRS Employer
Incorporation or organization	Identification Number)

20801 Biscayne Blvd	33180
Suite 403
Miami, FL
(Address of principal executive offices)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of common shares outstanding as of May 20, 2014 is 1,579,770,394.

INTELLIGENT LIVING INC.

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

INTELLIGENT LIVING INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2014 (Unaudited)	December 31, 2013 (1)
CURRENT ASSETS:
Cash	$ 10,122	$ 85,695
Inventory	2,509	-
	12,631	85,695
OTHER ASSETS:
Property and equipment, net	145,479	102,281
Intangible assets, net	1,531,455	1,507,042
Total Assets	$ 1,689,565	$ 1,695,018

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$ 378,884	$ 350,819
Accrued salaries	136,000	216,000
Notes payable, current portion, net of discounts and premiums	769,904	923,439
Derivative liability	5,531,933	951,267
Total current liabilities	6,816,721	2,441,524

LONG TERM LIABILITIES:
Long term notes payable	1,338,961	1,274,782
Total Liabilities	8,155,682	3,716,306

Stockholders' Deficit
Convertible preferred stock 20,000,000 shares	-	-
Series A preferred stock, par value $0.0001, 720,000 shares issued and outstanding	72	-
Series B preferred stock, par value $1.00, 96,000 shares issued and outstanding	96,000	-
Common stock ($.001 par value; 6,000,000,000 shares authorized; 1,333,291,304 and 683,157,893 issued and shares outstanding, respectively)	1,333,270	683,157
Additional paid in capital	3,098,943	3,091,960
Accumulated deficit	(10,994,402)	(5,798,405)
Total stockholders' Deficit	(6,466,117)	(2,021,288)

Total Liabilities and Stockholders' Deficit	$ 1,689,565	$ 1,695,018

See accompanying notes to unaudited consolidated financial statements

(1)         Derived from audited financial statements

INTELLIGENT LIVING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Sales	$ 32,267	$ -

Cost of sales	15,703	-

Gross profit	$ 16,564	$ -

Operating expenses:
Sales, general and administrative expense	409,772	31,212
Amortization expense	181,790	-
Total operating expenses	$ 591,562	$ 31,212
Loss from operations	$ (574,998)	$ -

Other expense:
Loss on change in derivative liability	(4,580,666)	-
Interest expense	(40,334)	-
Total other expense:	$ (4,621,000)	$ -
Loss from continuing operations	$ (5,195,998)	$ -
Discontinued operations:
Loss from operations of discontinued Feel Golf division	-	(103,676)
Net income before taxes	$ (5,195,998)	$ (134,888)
Provision for income taxes	-	(17)
Net loss	$ (5,195,998)	($ 134,905)

Earnings per share of common stock :
Fully diluted	$ (0.01)	$ (0.00)
Basic	$ (0.01)	$ (0.00)
Weighted average number of shares outstanding:
Fully diluted	1,001,174,728	139,330,593
Basic	1,001,174,728	139,330,593
See accompanying Notes to Unaudited Consolidated Financial Statements

.

INTELLIGENT LIVING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES

Net Cash Used in Operating Activities	$ (73,273)	$ (28,076)

CASH FLOWS FROM INVESTING ACTIVITIES

Capitalized software expense	(99,300)	-
Net Cash Used in Investing Activities	(99,300)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of related party payable	-	(46,756)
Proceeds from related party notes payable	-	34,306
Repayment of notes payable	(13,000)	(10,870)
Proceeds from notes payable	110,000	100,000

Net Cash Provided by Financing Activities	97,000	76,680

NET INCREASE (DECREASE) IN CASH	(75,573)	48,604
CASH AT BEGINNING OF PERIOD	85,695	11,145

CASH AT END OF PERIOD	$10,122	$59,749

See accompanying Notes to Unaudited Consolidated Financial Statements

INTELLIGENT LIVING INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

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

Up until April 5, 2013, the Miller Family Trust with Lee Miller as their Trustee, held the majority voting power in the Company. The Trust held 4,680,000 of Class “A” Preferred Shares and the Miller Family Trustee agreed to retire 4,673,400 shares of their Class “A” Preferred held in the Company. The Miller Family Trust retained 6,600 of the Class “A” Preferred and concurrently agreed to convert the 6,600 balance of the Class “A” Preferred Shares (500:1 conversion) into 3,300,000 common shares in the Company. In turn, the Company's new Board of Directors agreed in consideration and for the retirement of the Miller Family Trust Class “A” Preferred shares, to sell certain golf related assets and certain liabilities to a newly formed private corporation, called Feel Golf Products, Inc.  Concurrent with this transaction, the Company changed its name to Intelligent Living Inc.

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

Basis of Presentation

The accompanying consolidated financial statements are prepared on the accrual basis of accounting and in accordance with generally accepted accounting principles (“GAAP”) in the United States of America.

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

Concentrations of Risk

The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $250,000 USD. At March 31, 2014, the Company’s bank deposits did not exceed the insured amount.

INTELLIGENT LIVING INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 1 – NATURE OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basis of Consolidation

The consolidated financial statements for the three months ended March 31, 2014 include the operations of the Company and its wholly-owned subsidiaries, Intelligent Living Inc. and Health and Beyond, LLC.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Trade Accounts Receivable

The Company does not currently carry trade accounts receivable. The allowance for doubtful accounts totaled $0 as of March 31, 2014 and December 31, 2013, respectively.

Inventory

Inventory is valued at the lower of cost or market, on an average cost basis.

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

Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent from other groups of assets. The evaluation of long-lived assets requires the Company to use estimates of future cash flows. However, actual cash flows may differ from the estimated future cash flows used in these impairment tests. As of March 31, 2014, management does not believe any of the Company’s long-lived assets require impairment.

INTELLIGENT LIVING INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 1 – NATURE OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Valuation of Long-Lived Assets (continued)

Below is a table identifying the intangible assets subject to amortization and estimated amortization over the next two years and thereafter.  At March 31, 2014, management determined that the remaining net book value of its purchased patents, copyrights, and Intellectual property related to the Intelligent Living, and Mind360 acquisitions should be valued as follows:

Original values of Intangible assets
Purchased patents, copyrights and IP Intelligent Living	$464,788
Purchased patents, copyrights and IP Mind360	$916,667
Purchased IP, Health & Beyond	$150,000
Estimated future amortization (years)	1 - 3 years
To-date accumulated amortization	$175,587

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

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs that reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The following table presents assets and liabilities that are measured and recognized at fair value as of March 31, 2014

Assets and liabilities measured at fair
value on a recurring and nonrecurring
basis at March 31, 2014:
Recurring:	Level 1	Level 2	Level 3
Derivative liability	$-	$-	$5,531,933
Total	$-	$-	$5,531,933

A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following is a description of the valuation methodology used to measure fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

INTELLIGENT LIVING INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

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

Balance of derivative liabilities at December 31, 2013	$ 951,267
Change in fair value	4,580,666
Balance of derivative liabilities at March 31, 2014	$ 5,531,933

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

Advertising Costs

The Company expenses the costs of advertising as advertising is normally in short-term publications. Total advertising costs for the three months ended 2014 and 2013 were $5,546 and $0, respectively, from continuing operations.

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

INTELLIGENT LIVING INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

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

The Company’s common stock equivalents include the following:

	March 31,	December 31,
	2014	2013
Shares for convertible promissory notes	1,839,748,874	3,705,486,960

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

Derivative Instruments

 The Company enters into financing arrangements that consist of freestanding derivative instruments or are hybrid instruments that contain embedded derivative features. The Company accounts for these arrangements in accordance with Accounting Standards Codification topic 815, Accounting for Derivative Instruments and Hedging Activities (“ASC 815”) as well as related interpretation of this standard. In accordance with this standard, derivative instruments are recognized as either assets or liabilities in the balance sheet and are measured at fair values with gains or losses recognized in earnings. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and are recognized at fair value with changes in fair value recognized as either a gain or loss in earnings. The Company determines the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, giving consideration to all of the rights and obligations of each instrument.

INTELLIGENT LIVING INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 1 – NATURE OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. During the three months ended March 31, 2014, the Company realized an operating loss of $574,998, and had a working capital deficit and stockholders’ deficit of $6,803,770 and $10,992,526, respectively, as of March 31, 2014. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31,	December 31,
	2014	2013
Furniture & Office Equipment	$ 601	$ 101
Capitalized software development costs	151,081	101,781
Total Property and Equipment	151,682	102,281
Less: Accumulated Depreciation/Amortization	(6,203)	-
Net Property and Equipment	$ 145,479	$ 102,281

INTELLIGENT LIVING INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 3 – PROPERTY AND EQUIPMENT CONTINUED

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

Depreciation and amortization expense for the three months ended March 31, 2014 and 2013 was $181,790 and $21,310 respectively.   Depreciation expense for the three months ended March 31, 2013 is included as part of discontinued operations.

Note 4 - ACQUISITIONS

Acquisition of Health and Beyond, LLC

On January 4, 2014, Intelligent Living Inc. (“Buyer”) entered into an Asset Acquisition Agreement with Health and Beyond LLC (“Seller”), a Florida corporation. The Agreement calls for Intelligent Living to pay $200,000 to Health and Beyond for the assets, payable as follows:

Promissory note	$ 100,000
Issuance of 35 million shares of common stock	21,000
Accounts payable	79,000
$ 200,000

The $100,000 promissory note is in the form of a Revenue Assignment Agreement in which the Company will pay down the note using the proceeds from the revenues earned from the Health and Beyond assets acquired.

The 35,000,000 restricted common shares issued were valued at $0.0006 per share, the fair market value on the date of the transaction.

In addition to the above consideration, the Company entered into a Royalty Agreement with  the seller, whereby we will pay the seller not less than 10% on any formulary product delivered , 20% for any special products delivered and $30 for any test kit processed under the Health and Beyond label.

The Company also entered into a 5 year employment agreement with Dr. Larry LeGunn for a salary of $96,000 per year to become the VP, Alternative Medicine and President of Health and Beyond Nutra Company Inc.

The intellectual assets purchased under the Agreement comprise the following:

1.

Formulary Assets: Pressure Norm, Advanced HCG, Heart Helper, Neuroease, Metal Tox, Sweet Dreams, Gastric LG, Arthro Assist, Cranberine, Betaine HCL, Multi-mineral complex without Iron, Bi-Carb, Pycnogenol, Chrom mate, Hepato Thera, Theragest, Magnesium Chelate, Alpha Ketoglutaric Acid, Pyridoxal 5 phosphate, Calcium Citrate, Antioxthera Pack, Borage Oil, and Ester C Bio.

2.	Specialty Assets: Oxy Cell, Oxy colonease, Dermis, Osseo, Allergen, Canderill, Climateric, Perk up, Relax, Focal Point, Happy Go Lucky, Immunostat, Prostical, Thyrocal, Circulase, Diabtrol, and Flora.

The Company accounted for the acquisition utilizing the purchase method of accounting in accordance with ASC 805 “Business Combinations”.  The Company is the acquirer for accounting purposes and Intelligent Living Inc. is the acquired Company.

INTELLIGENT LIVING INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

The net purchase price, including acquisition costs paid by the Company, was allocated to assets acquired on the records of ILIV as follows:

Intangible asset	$ 200,000
Purchase price	$ 200,000

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

Acquisition of Intelligent Living

On April 5, 2013, the shareholders of Intelligent Living Inc. (ILIV), a Florida corporation, entered into an acquisition agreement with Feel Golf Company, Inc. (the Company)., for the transfer of all of the issued and outstanding capital stock of Intelligent Living, in exchange for 35,714,286 shares of the Company’s common stock representing consideration of $500,000 based on the closing price of the Company’s common stock.

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

Intelligent Living had no other assets or liabilities on the date of acquisition.

INTELLIGENT LIVING INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 5 - INTANGIBLE ASSETS

Intangible assets consist of the following:

	March 31,	December 31,
	2014	2013
Mind360 Studios (Note 4)	$ 1,000,000	$ 1,000,000
Intelligent Living (Note 4)	507,042	507,042
Health and Beyond (Note 4)	200,000	-
Total intangible assets	$ 1,707,042	$ 1,507,042
Less: Accumulated Amortization	(175,587)	-
Net Property and Equipment	$ 1,531,455	$ 1,507,042

The Company is amortizing the above assets over a useful life of from one to five years.  The Company determined that the future cash flows to be provided from these assets exceed the carrying amount as of March 31, 2014 and therefore determined that no impairment charge was necessary as of March 31, 2014.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of March 31, 2014, accrued but unpaid compensation payable to the Chief Executive Officer totals $20,000.

As of March 31, 2014, accrued but unpaid compensation payable to the President totals $19,000.

As of March 31, 2014, accrued but unpaid compensation payable to the Chief Strategy Officer is $25,000.

As of March 31, 2014, accrued but unpaid compensation payable to the Chief Medical Officer is $72,000.

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

The original note matured on December 31, 2012 and was in default as of December 31, 2013. Due to the default, the Company entered into an amendment and changed the conversion terms to $0.0001 effective January 29, 2013. On August 14, 2013, the conversion terms were reverted back to the original terms. As of March 31, 2014 the outstanding balance on the LSV portion of the note is $4,447; the Arnold Goldin portion is $12,450; the Somesing portion is $5,457; the R&T Sports Marketing portion is $0; and the Taconic portion is $24,909.

On January 31, 2013 the Company entered into a convertible note agreement with Taconic Group, LLC, (the “Holder”) for $20,000.  The note bears interest at the rate of 15% per annum beginning January 31, 2013, and matures on January 31, 2015.  The note is convertible, at the option of the Holder into the Company’s common stock at a conversion price of $.0001. The note may be redeemed by the Company at any time prior to maturity with notice to the Holder, and payment of a premium of 150% on the unpaid principal and interest amount of the note.  The principal balance outstanding at March 31, 2014 is $20,000.

On February 21, 2013 the Company entered into a convertible note agreement with Long Side Ventures, LLC, (the “Holder”) for $5,000.   The note bears interest at the rate of 10% per annum beginning February 21, 2013, and matures on February 21, 2015.  The note is convertible, at the option of the Holder into the Company’s common stock at a conversion price of $.0001. The note may be redeemed by the Company at any time prior to maturity with notice to the Holder, and payment of a premium of 150% on the unpaid principal and interest amount of the note.  The principal balance outstanding at March 31, 2014 is $5,000

INTELLIGENT LIVING INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 7 – CONVERTIBLE DEBENTURES CONTINUED

On March 7, 2013 the Company entered into a convertible note agreement with Michael A. Rogoff, an individual (the “Holder”) for $50,000.  The note bears interest at the rate of 10% per annum beginning March 1, 2013, and matures on March 1, 2015.  The note is convertible, at the option of the Holder into the Company’s common stock at a conversion price based on 50% of the average of the five lowest intraday prices for the common stock during the previous twenty trading days immediately preceding the conversion request.  The note may be redeemed by the Company at any time prior to maturity with notice to the Holder, and payment of a premium of 150% on the unpaid principal and interest amount of the note.  The note was purchased by Longside Ventures for $75,000.  The additional $25,000 incurred has been recorded as an expense during the year ended December 31, 2013.  The balance outstanding on the new note to Longside Ventures is $75,000 at March 31, 2014.

On March 7, 2013 the Company entered into a convertible note agreement with Marvin Neuman, an individual (the “Holder”) for $50,000.   The note bears interest at the rate of 10% per annum beginning March 1, 2013, and matures on March 1, 2015.  The note is convertible at any time after thirty days, at the option of the Holder into the Company’s common stock at a conversion price based on 50% of the average of the five lowest intraday prices for the common stock during the previous twenty trading days immediately preceding the conversion request.  The note may be redeemed by the Company at any time prior to maturity with notice to the Holder, and payment of a premium of 150% on the unpaid principal and interest amount of the note.  The note was purchased by Longside Ventures for $75,000.  The additional $25,000 incurred has been recorded as an expense during the year ended December 31, 2013.  The balance outstanding on the new note to Longside Ventures is $75,000 at March 31, 2014.

On May 1, 2013 the Company entered into a convertible note agreement with Monbridge, Inc., (the “Holder”) for $150,000.   The note bears interest at the rate of 15% per annum beginning May 1, 2013, and matures on May 1, 2014.  The note is convertible, at the option of the Holder into the Company’s common stock at a Variable Conversion Price calculated at 40% times the market price. The note may be redeemed by the Company at any time prior to maturity with notice to the Holder, and payment of a premium of 150% on the unpaid principal and interest amount of the note.  The balance outstanding at March 31, 2014 is $54,006.

On May 10, 2013, the Company entered into an acquisition agreement with New Castle County Services, Inc., a Delaware corporation (“NCCS”) for the purchase of all assets relating to cognitive bran training games websites and blog (including the website Mind360.com).  As consideration for the acquisition of the assets, the Company agreed pay $150,000 to NCCS, no later than November 10, 2014 and delivered to NCCS a promissory note in the amount of $850,000.  The promissory note has a due date of May 1, 2016 and is convertible at NCCS’s option, into the Company’s common stock at the average trading prices for the common stock during the ten trading day period ending one trading day prior to the date of the conversion notice.  The principal balance outstanding at March 31, 2014 is $850,000.

On September 25, 2013 the Company entered into convertible note agreement with Pasquale Pascullo, an individual (the “Holder”) for $50,000.  The note bears interest at the rate of 10% per annum beginning September 25, 2013, and matures on September 25, 2015.  The note is convertible, at the option of the Holder into the Company’s common stock at a conversion price based on 50% of the average of the five lowest intraday prices for the common stock during the previous twenty trading days immediately preceding the conversion request.  The note may be redeemed by the Company at any time prior to maturity with notice to the Holder, and payment of a premium of 150% on the unpaid principal and interest amount of the note.  The principal balance outstanding at March 31, 2014 is $50,000.

On November 12, 2013 the Company entered into a convertible note agreement with Michael A. Rogoff, an individual (the “Holder”) for $100,000.  The note bears interest at the rate of 10% per annum beginning November 12, 2013, and matures on November 12, 2015.  The note is convertible, at the option of the Holder into the Company’s common stock at a conversion price based on 50% of the average of the five lowest intraday prices for the common stock during the previous twenty trading days immediately preceding the conversion request.  The note may be redeemed by the Company at any time prior to maturity with notice to the Holder, and payment of a premium of 150% on the unpaid principal and interest amount of the note.  The principal balance outstanding at March 31, 2014 is $100,000.

INTELLIGENT LIVING INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 7 – CONVERTIBLE DEBENTURES (CONTINUED)

On December 31, 2013 the Company entered into a convertible note agreement with Marvin Neuman, an individual (the “Holder”) for $75,000.   The note bears interest at the rate of 10% per annum beginning December 31, 2013, and matures on December 31, 2015.  The note is convertible at any time after thirty days, at the option of the Holder into the Company’s common stock at a conversion price based on 50% of the average of the five lowest intraday prices for the common stock during the previous twenty trading days immediately preceding the conversion request.  The note may be redeemed by the Company at any time prior to maturity with notice to the Holder, and payment of a premium of 150% on the unpaid principal and interest amount of the note.  The principal balance outstanding at March 31, 2014 is $75,000.

On February 20, 2014 the Company entered into a convertible note agreement with Long Side Ventures, LLC, (the “Holder”) for $20,000.   The note bears interest at the rate of 10% per annum beginning February 20, 2014, and matures on February 20, 2016.  The note is convertible, at the option of the Holder into the Company’s common stock at a conversion price of 50% of the average of the five lowest intraday prices for the Company’s stock during the previous 20 trading days. The note may be redeemed by the Company at any time prior to maturity with notice to the Holder, and payment of a premium of 150% on the unpaid principal and interest amount of the note.  The principal balance outstanding at March 31, 2014 is $20,000.

On March 11, 2014 the Company entered into a convertible note agreement with R&T Sports Marketing Inc., a Florida corporation, (the “Holder”) for $50,000.   The note bears interest at the rate of 10% per annum beginning March 11, 2014, and matures on March 11, 2016.  The note is convertible, at the option of the Holder into the Company’s common stock at a conversion price of 50% of the average of the five lowest intraday prices for the Company’s stock during the previous 20 trading days. The note may be redeemed by the Company at any time prior to maturity with notice to the Holder, and payment of a premium of 150% on the unpaid principal and interest amount of the note.  The principal balance outstanding at March 31, 2014 is $50,000.

On March 24, 2014 the Company entered into a convertible note agreement with Long Side Ventures, LLC, (the “Holder”) for $20,000.   The note bears interest at the rate of 10% per annum beginning March 24, 2014, and matures on March 24, 2016.  The note is convertible, at the option of the Holder into the Company’s common stock at a conversion price of 50% of the average of the five lowest intraday prices for the Company’s stock during the previous 20 trading days. The note may be redeemed by the Company at any time prior to maturity with notice to the Holder, and payment of a premium of 150% on the unpaid principal and interest amount of the note.  The principal balance outstanding at March 31, 2014 is $40,000.

INTELLIGENT LIVING INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 7 – CONVERTIBLE DEBENTURES (CONTINUED)

A summary of our notes payable is as follows:

	March 31, 2014	December 31, 2013
Current:
Long Side Ventures 15% convertible debenture	$ 4,447	$ 87,116
E-Lionheart Associates 7% convertible debenture	-	-
E-Lionheart Associates 7% convertible debenture	-	-
Arnold S. Goldin Inc 15% convertible debenture	12,450	19,250
R&T Sports Marketing 15% convertible debenture	-	-
Somesing LLC 15% convertible debenture	5,457	14,207
Taconic Group LLC 15% convertible debenture	24,909	40,366
Taconic Group LLC 15% convertible debenture	20,000	20,000
Long Side Ventures 10% convertible debenture	5,000	5,000
Monbridge Inc 15% convertible debenture	54,006	150,000
Health & Beyond	87,000	-
Notes payable - current portion	213,269	335,939
Unamortized debt discount	(9,375)	(12,500)
Put Premium	566,009	600,000
Net current notes payable	$769,904	$923,439

Long term:
New Castle County Services Inc 5% convertible debenture	850,000	850,000
Pascullo 10% convertible debenture	50,000	50,000
Long Side Ventures 10% convertible debenture	75,000	75,000
Michael Rogoff 10% convertible debenture	100,000	100,000
Long Side Ventures	20,000	-
R&T Sports Marketing	50,000	-
Long Side Ventures	40,000	-
Marvin Neumann 10% convertible debenture	75,000	75,000
R&T DPA Blulife 7% convertible debenture	3,961	49,782
Long Side Ventures 10% convertible debenture	75,000	75,000
Notes payable - long term	1,338,961	1,274,782

Total notes payable	$2,108,865	$2,198,221

The Company recorded derivative liabilities as follows:

	Ending Liability at March 31, 2014	Ending Liability at December 31, 2013

Long Side Ventures 250k	$ 257,007	370,377
Arnold Goldin 25k	33,694	141,076
Somesing LLC 25k	18,613	32,416
R&T Sports Marketing 25k	-	1,272
Taconic Group LLC 50k	2,784,054	254,408
Taconic Group LLC 20k	1,975,328	122,883
Long Side Ventures 5k	463,237	28,835
	$ 5,531,933	$ 951,267

INTELLIGENT LIVING INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 7 – CONVERTIBLE DEBENTURES (CONTINUED)

The Company recorded put premium expense during the three months ended March, 31, 2014 as follows:

March 31, 2014
Long Side Ventures	20,000
R&T Sports Marketing Inc.	50,000
Long Side Ventures	40,000
$ 110,000

The Company recorded debt discount as follows:

March 31, 2014
Beginning Balance	$ 12,500
Accumulated Amortization Expense	(3,125)
Unamortized balance at December 31, 2013	$ 9,375

NOTE 8 – DERIVATIVE LIABILITY

Derivative Liability

At March 31, 2014 and December 31, 2013, the Company had $5,531,933 and $951,267 in derivative liability pertaining to the outstanding convertible notes. Due to the issuance of a convertible note that was convertible at a percentage of the market price the Company could not determine if it had sufficient authorized shares. Therefore, the Company calculates the derivative liability using the Black Sholes Model which takes into consideration the stock price on the issuance date, the exercise price with discount to market conversion rate, stock volatility, expected life of the note, risk-free rate, annual rate of quarterly dividends call option value and put option value. The material increase in the derivative liability recorded at March 31, 2014 was primarily due to the dramatic increase in the Company’s stock price from December 31, 2013.

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

INTELLIGENT LIVING INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 9 - STOCKHOLDERS’ EQUITY (DEFICIT) CONTINUED

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

2014 Issuances of common stock are below:

On multiple dates during Q1 2014, the Company issued 546,654,620 shares of common stock to convert a total of $287,790 of convertible debentures at the conversion price per the respective agreements.

In January, 2014 the Company issued 35,000,000 shares of common stock pursuant to an asset acquisition agreement with Health and Beyond, LLC, valued at $21,000, the fair value of the shares on the date of issuance.

On multiple dates during Q1 2014, the Company issued 5,888,180 shares to officers of the Company per the terms of their employment agreements, valued at $172,333, the fair value of the shares at the time of their issuances.

On multiple dates during Q1 2014, the Company issued 62,886,792 shares to various vendors for services render to the Company, valued at $126,500, the fair value of the shares at the time of their issuances.

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

The components of the result of discontinued operations for this division are as follows:

	For the Three Months Ended
	March 31
	2014	2013
Sales	$ -	$ 40,312

Cost of sales	-	23,328

Gross profit	-	16,984

Operating expenses:
Sales, general and administrative expense	-	54,210
Depreciation and amortization expense	-	21,310

Total operating expenses	-	75,520
Loss from operations	-	(58,536)

Other income (expenses):
Other expense	-	(13,261)
Interest expense	-	(31,789)
Total other income (expense):	-	(45,050)
Loss from discontinued operations	$ -	$ (103,586)

INTELLIGENT LIVING INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 11 - COMMITMENTS & CONTINGENCIES

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

The Company recognizes lease expense on a straight-line basis over the life of the lease agreement. Total rent expense in continuing operations from operating lease agreements was $5,623 and $47,650 for the three months ended March 31, 2014, and March 31, 2013, respectively.

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

NOTE 12 – SUBSEQUENT EVENTS

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

On April 22, 2014 the Company appointed Mark B. Lucky as its Chief Financial Officer.

INTELLIGENT LIVING INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 12 – SUBSEQUENT EVENTS CONTINUED

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

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Intelligent Living Inc. (formerly known as Feel Golf, Inc.). “SEC” refers to the Securities and Exchange Commission.

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

The mission of Intelligent Living is to build the Digital Health and Wellness Company of the 21st Century.  Within this mission we consider mind, body, soul, and a person's digital life to be all connected in our value chain; therefore we offer products and services that will take care of the whole mind/body ecosystem, improving a person's quality and function of daily living over a span of many years.

Our consolidated financial statements for the three months ended March 31, 2014 and 2013 reflect net losses of $5,195,998 and $134,905, respectively. Revenues were $32,267 and $40,312, which was included in discontinue operations, for the three months ended March 31, 2014 and, 2013, respectively. Included in our net loss are various non-cash expenses related to the change in the balance of the derivative liability related to our convertible debt, depreciation and amortization expense, and other stock based expenses.

Plan of Operation

The focus of our operating areas are: Mobile and Gaming, Wellness Products and Services and Healthcare and IT Cloud Services. Our cooperative development agreement with Monster Arts Inc. (APPZ) has resulted in the release of several health and wellness mobile applications and more releases in both health and wellness and gaming are scheduled for 2014. During the first quarter of 2014, we acquired Health and Beyond LLC. This acquisition and the February launch of the DrLarryDirect.com website has resulted in our first significant reporting of revenues from the Intelligent Living family of companies since inception and we expect it to continue to provide increasing revenue growth throughout the year as we continue to introduce new all natural products aimed at achieving optimal health and wellness along with the recently announced CBD product line called “Serene” of which sales should begin during June of 2014. On April 28, 2014, Intelligent Living announced the acquisition of not only Venturian Group, but also A-1 Perfect Solutions as part of the creation of its Provectus, LLC wholly owned subsidiary. This subsidiary will provide our entry into the Healthcare and IT Cloud services segment of our business and along with the launch of our Intelligent EMR program will provide significant and immediate revenue and income improvements from the combination of these complimentary companies into one robust, full service Managed IT and Private Cloud services company that will expand our market presence within the eHealth and Wellness markets.

In order to fully implement our business plan, we will require additional debt or equity financing.  Currently,  we have no current financing in place and there can be no assurance that we will obtain additional financing on terms acceptable to the Company.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2014 and 2013 (Unaudited)

The following table sets forth our results of the operations for the three months ended on March 31, 2014 and 2013 (the results for fiscal 2013 are included in our statement of operations in discontinued operations.

	Three months ended		$ of
	March 31,
	2014	2013	Change
Net Revenues	$ 32,267	$ 40,312	$ (8,045)	-19.96%
Cost of sales	15,703	23,328	(9,193)	-39.41%
Operating Expenses:
Depreciation and amortization	181,790	21,310	160,480	753.07%
Sales, general and administrative	409,772	85,422	326,043	381.68%
Total operating expenses	591,562	106,732	486,523	455.84%
Loss from operation	(574,998)	(89,748)	(485,375)	540.82%
Total other income (expense)	(4,621,000)	(45,140)	(4,575,860)	10137.04%
Net loss	$ (5,195,998)	$ (134,905)	$ (5,061,218)	3751.69%

Revenues

For the three months, ended March 31, 2014, revenues decreased $8,045, from the three months ended March 31, 2013. The decrease in fiscal 2014 net sales from fiscal 2013 is due to our exit from the Feel Golf business in April, 2013.  Revenue for the three months ended March 31, 2014 was derived from our Health & Beyond subsidiary.  Prior year revenue relates to the former Feel Golf business segment.

Cost of Sales and Gross Profit

 For the three months ended March 31, 2014, our costs of sales decreased $9,193, or 39%, from the same period in 2013. For the three months, ended March 31, 2014, overall gross profit decreased $1,148 (6.8%), as compared to the same three-month period in 2013.

Operating Expenses

For the three months ended March 31, 2014, our overall operating expenses increased by $486,523, or 455%.  For the three months ended March 31, 2014 and 2013 operating expenses consisted of the following:

	Fiscal Q1	Fiscal Q1
	2014	2013
Occupancy	$ 3,198	$ 5,670
Employee compensation	146,715	38,334
Professional fees	108,032	31,212
Internet/Phone	9,690	-
Travel/Entertainment	8,256	-
Premium expense	110,000	-
Advertising/Marketing	5,546	582
Depreciation	-	21,310
Amortization	181,790	-
Other	18,335	9,624
	$ 591,562	$ 106,732

•

For the three months ended March 31, 2014, Occupancy expense decreased to $3,198 as compared to $5,670.  Occupancy expense is lower due to the exit of the Feel Golf business segment in fiscal 2013.

•

For the three months ended March 31, 2014 Employee compensation expense increased to $146,715 as compared to $38,334, an increase of $108,381.  The increase is due to higher headcount in the current fiscal period as compared to the prior year.

•

For the three months ended March 31, 2014 Professional fee expense increased to $108,032, as compared to $31,212, an increase of $76,820.  The increase is due to increased M&A expense and related activity in the current year.

•

For the three months ended March 31, 2014 Internet and phone expense increased to $9,690, as compared to $0.

•

For the three months ended March 31, 2014 travel and entertainment expense increased to $8,256, as compared to $0.  The increase is due to increased M&A activity in the current year.

•

For the three months ended March 31, 2014 Premium expense increased to $110,000, as compared to $0.  The increase is due to the convertible debt transactions in the current year.  There were no similar transactions in the prior year.

•

For the three months ended March 31, 2014 Advertising and marketing expense increased to $5,546, as compared to $582.

•

For the three months ended March 31, 2014 Depreciation expense decreased to $0, as compared to $21,310, due to the exit of the Feel Golf business segment in fiscal 2013.

•

For the three months ended March 31, 2014 Amortization expense increased to $181,790, as compared to $0, due to the amortization of intangible assets in the current fiscal year.

•

For the three months ended March 31, 2014 Other expense increased to $18,335, as compared to $9,624, or an increase of $8,711.

Loss From Operations

We reported a loss from operations of $574,998 for the three months ended March 31, 2014 as compared to a loss from operations of $89,748 for the three months ended March 31, 2013, an increase of $420,450 or approximately 468%.

Other Income (Expenses)

Interest expense. For the three months ended March 31, 2014, interest expense amounted to $40,335 as compared to $31,879 for the three months ended March 31, 2013, an increase of $8,456, or 26.5%.  The increase in interest expense is primarily attributable to higher amortization of debt discount, and the increase in borrowings and certain interest bearing liabilities.

Gain on change of fair value of derivative liability.  For the three months ended March 31, 2014 we incurred an increase in the value of the derivative liability of $4,580,666.  We had no similar liability for the three months ended March 31, 2013.

Net Loss

For the three months ended March 31, 2014, our net loss was $5,195,998, an increase of $4,996,293 over the three months ended March 31, 2013.

Discontinued operations

In fiscal 2013 we exited the Feel Golf business segment, in order to focus on creating a bridge between technology, product branding and social networking in a cloud based environment.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

We had cash of $10,122 as of March 31, 2014 as compared to cash of $85,695 as of December 31, 2013.  Net cash used in operating activities for three months ended March 31, 2014 and 2013 was $73,273 and $27,945 respectively.

Cash flows used in investing activities totaled $43,198 and $0 for the three months ended March 31, 2014 and 2013, respectively.

Cash flows provided by financing activities totaled $97,000 during the three months ended March 31, 2014 compared to $76,680 for the three months ended March 31, 2013. During 2014, we received proceeds from notes payable of $110,000 and made repayments on loans of $13,000.

At the present level of business activity, our ongoing monthly gross operating cash disbursements are expected to average approximately $45,000. As of March 31, 2014, we had a working capital deficit of $6,804,090.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure and control procedures are also designed to ensure that such information is accumulated and communicated to management, including the chief executive officer and principal accounting officer, to allow timely decisions regarding required disclosures. As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of March 31, 2014, our disclosure controls and procedures were not effective due to a lack of adequate segregation of duties.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

In order to remedy our existing internal control deficiencies, and as our finances allow, we will hire additional accounting staff.

Changes in Internal Control over Financial Reporting

Management has evaluated whether any changes in our internal control over financial reporting as of March 31, 2014 were made. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 1A - RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On multiple dates during Q1 2014, the Company issued 546,654,620 shares of common stock to convert a total of $287,790 of convertible debentures at the conversion price per the respective agreements.

In January, 2014 the Company issued 35,000,000 shares of common stock pursuant to an asset acquisition agreement with Health and Beyond, LLC, valued at $21,000, the fair value of the shares on the date of issuance.

On multiple dates during Q1 2014, the Company issued 5,888,180 shares to officers of the Company per the terms of their employment agreements, valued at $172,333, the fair value of the shares at the time of their issuances.

On multiple dates during Q1 2014, the Company issued 62,886,792 shares to various vendors for services render to the Company, valued at $126,500, the fair value of the shares at the time of their issuances.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

* Filed herein

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTELLIGENT LIVING INC.

By: /s/ Victoria Rudman.
May 20, 2014	Victoria Rudman,
Chief Executive Officer, principal executive officer

By: /s/ Mark B. Lucky
May 20, 2014	Mark B. Lucky
Chief Financial Officer, principal financial and accounting officer