Form 10-Q/A
period 2014-03-31
Intelligent Living Inc.
filed 2014-05-22
CIK 1141673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

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

EXPLANATORY NOTE

Intelligent Living Inc. (which may be referred to as the "Company," "we," "us," or "our") filed its Quarterly Report on Form 10-Q for the period ended March 31, 2014 with the U.S. Securities and Exchange Commission (the "SEC") on May 20, 2014 (the "Original Filing"). The Original Filing inadvertently excluded the XBLR files as exhibits.  We are filing Amendment No. 1 to the Form 10-Q for the period ended March 31, 2014 to correct this ministerial error.  In addition, in the Form 10-Q as originally filed on May 20, 2014, an edit to the presentation of the statement of cash flows was inadvertently omitted.

This Amendment No. 1 to the Form 10-Q for the period ended March 31, 2014 contains currently dated certifications as Exhibits 31.1, 31.2, 32.1 and 32.2.  No attempt has been made in this Amendment No. 1 to the Form 10-Q for the period ended March 31, 2014 to modify or update the other disclosures presented in the Original Filing and this Amendment No. 1 does not reflect events occurring after the Original Filing.  Accordingly, this Amendment No. 1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2014 should be read in conjunction with our other filings with the SEC.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

This quarterly report contains forward-looking statements. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “project,” “contemplate,” “would,” “should,” “could,” or “may.” With respect to any forward-looking statement that includes a statement of its underlying assumptions or bases, we believe such assumptions or bases to be reasonable and have formed them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material depending on the circumstances. When, in any forward-looking statement, we express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the stated expectation or belief will result or be achieved or accomplished. All subsequent written and oral forward-looking statements attributable to us, or anyone acting on our behalf, are expressly qualified in their entirety by the cautionary statements.

OTHER PERTINENT INFORMATION

When used in this quarterly report, the terms “Intelligent Living”, the “Company”, “we”, “our”, and “us” refers to Intelligent Living Inc., a Nevada corporation, and our subsidiaries. The information which appears on our web site at http://www.intelligentlivinginc.com is not part of this quarterly report.

INTELLIGENT LIVING INC.

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

INTELLIGENT LIVING INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2014 (Unaudited)	December 31, 2013 (1)
CURRENT ASSETS:
Cash	$ 10,122	$ 85,695
Inventory	2,509	-
	12,631	85,695
OTHER ASSETS:
Property and equipment, net	145,479	102,281
Intangible assets, net	1,531,455	1,507,042
Total Assets	$ 1,689,565	$ 1,695,018

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$ 378,884	$ 350,819
Accrued salaries	136,000	216,000
Notes payable, current portion, net of discounts and premiums	769,904	923,439
Derivative liability	5,531,933	951,267
Total current liabilities	6,816,721	2,441,524

LONG TERM LIABILITIES:
Long term notes payable	1,338,961	1,274,782
Total Liabilities	8,155,682	3,716,306

Stockholders' Deficit
Convertible preferred stock 20,000,000 shares	-	-
Series A preferred stock, par value $0.0001, 720,000 shares issued and outstanding	72	-
Series B preferred stock, par value $1.00, 96,000 shares issued and outstanding	96,000	-
Common stock ($.001 par value; 6,000,000,000 shares authorized; 1,333,291,304 and 683,157,893 issued and shares outstanding, respectively)	1,333,291	683,157
Additional paid in capital	3,098,923	3,091,960
Accumulated deficit	(10,994,403)	(5,798,405)
Total stockholders' Deficit	(6,466,117)	(2,021,288)

Total Liabilities and Stockholders' Deficit	$ 1,689,565	$ 1,695,018

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
See accompanying Notes to Unaudited Consolidated Financial Statements

.

INTELLIGENT LIVING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES

Net Cash Used in Operating Activities	$ (123,273)	$ (28,076)

CASH FLOWS FROM INVESTING ACTIVITIES

Capitalized software expense	(49,300)	-
Net Cash Used in Investing Activities	(49,300)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of related party payable	-	(46,756)
Proceeds from related party notes payable	-	34,306
Repayment of notes payable	(13,000)	(10,870)
Proceeds from notes payable	110,000	100,000

Net Cash Provided by Financing Activities	97,000	76,680

NET INCREASE (DECREASE) IN CASH	(75,573)	48,604
CASH AT BEGINNING OF PERIOD	85,695	11,145

CASH AT END OF PERIOD	$10,122	$59,749

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

On January 7, 2014, in lieu of $72,000 of accrued salary due to our CEO, the Company issued 720,000 shares of Series A preferred stock, valued at $7,200.  The remaining balance of $64,800 was forgiven by our CEO, and credited to paid in capital.

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

The components of the result of discontinued operations for this division are as follows:

	For the Three Months Ended
	March 31
	2014	2013
Sales	$ -	$ 40,312

Cost of sales	-	23,328

Gross profit	-	16,984

Operating expenses:
Sales, general and administrative expense	-	54,300
Depreciation and amortization expense	-	21,310

Total operating expenses	-	75,520
Loss from operations	-	(58,626)

Other income (expenses):
Other expense	-	(13,261)
Interest expense	-	(31,789)
Total other income (expense):	-	(45,050)
Loss from discontinued operations	$ -	$ (103,676)

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

Our consolidated financial statements for the three months ended March 31, 2014 and 2013 reflect net losses of $5,195,998 and $134,905, respectively. Revenues were $32,267 and $40,312, which was included in discontinued operations, for the three months ended March 31, 2014 and, 2013, respectively. Included in our net loss are various non-cash expenses related to the change in the balance of the derivative liability related to our convertible debt, depreciation and amortization expense, and other stock based expenses.

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

We had cash of $10,122 as of March 31, 2014 as compared to cash of $85,695 as of December 31, 2013.  Net cash used in operating activities for three months ended March 31, 2014 and 2013 was $123,273 and $27,945 respectively.

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

INTELLIGENT LIVING INC.

By: /s/ Victoria Rudman.
May 21, 2014	Victoria Rudman,
Chief Executive Officer, principal executive officer

By: /s/ Mark B. Lucky
May 21, 2014	Mark B. Lucky
Chief Financial Officer, principal financial and accounting officer