Form 10-K/A
period 2013-12-31
Intelligent Living Inc.
filed 2014-06-13
CIK 1141673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C.

Amendment No. 2

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2013 of Intelligent Living Inc. is being filed to further clarify certain information included in our Form 10-K and Amendment 1 to our Form 10-K as requested by the Securities and Exchange Commission pursuant to a comment letter dated May 27, 2014.  This Amendment No. 2 also contains currently dated certifications as Exhibits 31.1, 31.2, 32.1 and 32.2.  No attempt has been made in this Amendment No. 2 to the Form 10-K for the fiscal year ended December 31, 2013 to modify or update any other information presented in the Form 10-K as previously filed nor does this Amendment No. 2 reflect events occurring after the filing of the original Form 10-K or modify or update those disclosures that may be affected by subsequent events.  Accordingly, this Amendment No. 2 should be read in conjunction with the Form 10-K previously filed and the registrant’s other filings with the SEC.

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

MIND360 Studios LLC is engaged in the development and marketing of educational and mental fitness games for the web and for mobile devices. Currently we operate www.mind360games.com as well as the mobile version of this platform, which is available on the Android smartphone. We derive revenue from subscription fees and advertising. Most recently we added a non-profit fundraiser model that provides MIND360 with exposure in return for a share of the subscription revenue in the form of a donation. MIND360 entered into an agreement whereby Mind360 will donate fifty percent (50%) of the proceeds of a membership to MIND360's internet-based game service, with the donation to benefit the Hypertrophic Cardiomyopathy Association. We are continuing to improve and add games to the platform. MIND360 Studios has created a unique partnership with Monster Arts Inc. to create and publish mobile applications in the health and wellness space as well as in gaming for brain fitness.  We currently have 4 titles available on Google Play and look to add several hundred over the next two years on iTunes, Google Play and other platforms.

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

Social420 LLC was developed at the beginning of the second quarter of 2014 and has a mission to provide a secure platform for the growing market of the cannabis public to connect and utilize a host of social and social media based tools in a proprietary cloud based system. We derive our revenue from fee-based advertising, classifieds, our PuffPassPay eWallet system, and other fees that may be added over the development of the platform.  The PuffPassPay eWallet system will act as an online payment solution that consumers can use to make deposits and pay for goods on web sites that will offer eWallet services.

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

•

Monthly Membership: $6 per month

•

6 Month Membership: $5 per month

•

Annual Membership: $4.25 per month

•

2 Year Membership: $3.99 per month

All premium plan memberships offer the same benefits.  The Company offers subscribers various payment options by providing flexibility in billing and payment.

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

ASC 480-10-25-14 A financial instrument that embodies an unconditional obligation, or a financial instrument other than an outstanding share that embodies a conditional obligation, that the issuer must or may settle by issuing a variable number of its equity shares shall be classified as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on any one of the following:

a.

A fixed monetary amount known at inception (for example, a payable settle-able with a variable number of the issuer’s equity shares)

Obligation to Issue Shares with Monetary Value Based on a Fixed Monetary Amount Known at Inception Paragraph 55-22:  Certain financial instruments embody obligations that require (or permit at the issuer’s discretion) settlement by issuance of a variable number of the issuer’s equity shares that have a value equal to a fixed monetary amount. For example, an entity may receive $100,000 in exchange for a promise to issue a sufficient number of its own shares to be worth $110,000 at a future date. The number of shares required to be issued to settle that unconditional obligation is variable, because that number will be determined by the fair value of the issuer’s equity shares on the date of settlement. Regardless of the fair value of the shares on the date of settlement, the holder will receive a fixed monetary value of $110,000. Therefore, the instrument is classified as a liability under paragraph 480-10-25-14(a). Some share-settled obligations of this kind require that the variable number of shares to be issued be based on an average market price for the shares over a stated period of time, such as the average over the last 30 days before settlement, instead of the fair value of the issuer’s equity shares on the date of settlement. Thus, if the average market price differs from the share price on the date of settlement, the monetary value of the obligation is not entirely fixed at inception and is based, in small part, on variations in the fair value of the issuer’s equity shares. Although the monetary amount of the obligation at settlement may differ from the initial monetary value because it is tied to the change in fair value of the issuer’s equity shares over the last 30 days before settlement, the monetary value of the obligation is predominantly based on a fixed monetary amount known at inception. The obligation is classified as a liability under paragraph 480-10-25-14(a). Upon issuance of the shares to settle the obligation, equity is increased by the amount of the liability and no gain or loss is recognized for the difference between the average and the ending market price. The Monetary Value is defined as “the fair value of the cash, shares, or other instruments that a financial instrument obligates the issuer to convey to the holder would be at the settlement date under specified market conditions”

Due to the features of the convertible notes issued, the Company recorded a premium based on the fair value of the shares that the Company would issue to the holder at the settlement date. The conversion features are summarized below:

	December 31, 2013	Original Note Amount
Monbridge Inc 15% convertible debenture	$ 225,000	$150,000
Pascullo 10% convertible debenture	50,000	50,000
Long Side Ventures	75,000	75,000
Michael Rogoff	150,000	100,000
Long Side Ventures	75,000	75,000
Marvin Neuman	125,000	75,000
	$ 700,000

The Company recorded debt discount as follows:

December 31, 2013
Beginning Balance	$ -
Debt discount on Long Side Ventures $5k	5,000
Debt discount on Taconic Group $20k	20,000
Amortization Expense	(12,500)
Unamortized balance at December 31, 2013	$ 12,500

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

On January 05, 2014, Intelligent Living Inc. entered into an Advisory Board Agreement with Kyle Siptroth and Agiletek Engineering, Inc., a Maryland corporation. The purpose of the Advisory Board Agreement is to retain Agiletek and Kyle Siptroth to consult with Intelligent Living Inc. on winning government contracts for use of Intelligent Living’s proprietary Mind360 software, in order to aid the mental health of veterans of the Iraq and Afghanistan conflicts.  Kyle Siptroth is to be named to Intelligent Living’s Advisory Board as part of the Agreement.  The Advisory Board Agreement includes compensation to Mr. Siptroth via a Revenue share of 25% of yhr net revenue arising from any business development and/or commercial relationships between the Company and any Federal government contract or agency.

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

 Item 9A.  Controls and Procedures.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure and control procedures are also designed to ensure that such information is accumulated and communicated to management, including the chief executive officer and principal accounting officer, to allow timely decisions regarding required disclosures. As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of March 31, 2014, our disclosure controls and procedures were not effective due to a lack of adequate segregation of duties.

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

INTELLIGENT LIVING INC.

June 13, 2014	By:	/s/ Victoria Rudman
Victoria Rudman, Chief Executive Officer, principal executive officer, and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Victoria Rudman	Chief Executive Officer, principal executive officer, and Chairman	June 13, 2014
Victoria Rudman

/s/ Mark B. Lucky	Chief Financial Officer, principal financial	June 13, 2014
Mark B. Lucky	and accounting officer

/s/ Paul A. Favata	Director	June 13, 2014
Paul A. Favata.

/s/ Josh Eikov	Director	June 13, 2014
Josh Eikov

/s/ Allen Firouz	Director	June 13, 2014
Paul A. Favata

/s/ Stephen Vogt	Director	June 13, 2014
Stephen Vogt