Form 10-Q
period 2014-06-30
Intelligent Living Inc.
filed 2014-08-19
CIK 1141673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

For the transition period from                      to

Commission file number 000-54026

INTELLIGENT LIVING INC.

(Exact name of small business issuer as specified in its charter)

CALIFORNIA	45-1498410
State or other jurisdiction of	(IRS Employer
Incorporation or organization	Identification Number)

80 SW 8th Street, Suite 1870	33130
Miami, FL
(Address of principal executive offices)	(Zip Code)

866-326-3000

(Issuer’s telephone number, including area code)

Feel Golf Co., Inc.

20801 Biscayne Blvd, Suite 403, Miami, FL  33180

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of common shares outstanding as of June 30, 2014 was 2,671,079,575 and as of the filing date, the outstanding is 2,828,079,575.

EXPLANATORY NOTE

On April 15, 2014 the management of Intelligent Living Inc. (the “Company”) and its Board of Directors (the “Board”) concluded that the previously issued consolidated financial statements contained in the Company’s Quarterly Report on Form 10-Q (the “Form 10-Q”) for the quarter ended June 30, 2013 (the “Prior Period”) should no longer be relied upon because of errors related to the presentation of certain information included in the consolidated financial statements and footnotes to the consolidated financial statements. The Company has determined that it is necessary to reclassify and correct certain non-cash related transactions as presented within the statement of operations and statement of cash flows along with their corresponding impact on the Company’s consolidated financial statements. The Company, with the concurrence of its independent registered public accounting firm, D’Arelli Pruzansky, P.A, is restating its consolidated financial statements in this Form 10-Q for the quarter ended June 30, 2013 as part of the filing of this Form 10-Q.

INTELLIGENT LIVING INC.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

INTELLIGENT LIVING INC.

Consolidated Balance Sheets

	June 30,		June 30,
	2014	December 31,	2013
	(unaudited)	2013(1)	(unaudited)
CURRENT ASSETS:			(restated)
Cash	$112,873	$85,695	$100,590
Accounts receivable	65,376	-	-
Inventory	1,728	-	-
Other current assets	20,834	-	-
Total Current Assets	200,811	85,695	100,590

OTHER ASSETS:
Property and equipment, net	376,145	102,281	16,957
Other assets	16,192	-	-
Intangible assets, net	2,841,410	1,507,042	1,507,042
Total assets	$3,434,558	$1,695,018	$1,624,589

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable and accrued expenses	$391,763	$350,818	$337,729
Accrued salaries	340,374	216,000	39,250
Accrued royalty on preferred stock	28,794	-	-
Leases payable	125,688	-	-
Convertible notes payable, current portion, net of discounts and premiums	1,027,802	923,439	771,600
Derivative liability	765,215	951,267	2,907,086
Total Current Liabilities	2,679,636	2,441,524	4,055,665

Long Term Liabilities:
Convertible notes payable, net	2,330,358	1,274,782	950,000

Total Liabilities	5,009,994	3,716,306	5,005,665

Stockholders' Deficit
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, 2,127,600 and 0 and 0 outstanding)
Series A preferred stock (2,127,600 and 0 and 0 issued and outstanding, respectively)	213	-	-
Series B preferred stock (96,000 and 0 and 0 outstanding, respectively)	96,000	-	-
Common stock, $0.001 par value; 6,000,000,000 shares authorized, 2,671,079,575 and 683,157,893 and 194,617,091 shares issued and outstanding, respectively	2,671,079	683,157	194,617
Additional paid-in capital	4,633,257	3,093,960	2,757,893
Accumulated deficit	(8,975,985)	(5,798,405)	(6,333,587)

Total stockholders' deficit	(1,575,436)	(2,021,288	(3,381,077)

Total Liabilities and Stockholders' Deficit	$3,434,558	$1,695,018	$1,624,589

 See accompanying notes to unaudited consolidated financial statements

(1)

Derived from audited financial statement

INTELLIGENT LIVING INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
		(Restated)		(Restated)
Sales	$ 379,073	$ 51	$411,340	$ 51

Cost of sales	175,259	5	189,394	5
Gross profit	203,814	46	221,946	46

Operating expenses:
Depreciation and amortization expense	279,821		461,611
General and administrative	2,477,715	179,334	2,779,055	179,334
Total Operating Expenses	2,757,536	179,334	3,240,666	179,334

Loss from operations	(2,553,722)	(179,288)	(3,018,720)	(179,288)

Other income (expenses):
Gain/(loss) on change of fair value of derivative liability	4,818,541	10,761,243	237,875	10,761,243
Interest income	-	1	-	1
Interest expense	(246,400)	(357,346)	(396,735)	(357,346)
Total other income (expenses):	4,572,141	10,403,898	(158,860)	10,403,898
Income from continuing operations	2,018,419	10,224,610	(3,177,580)	10,224,610

Discontinued operations:
Loss from operations of discontinued Feel Golf division	-	-	-	(134,905)
Loss on disposal of Feel Golf Division	-	(414,290)	-	(414,290)
Net income (loss)	$ 2,018,419	$ 9,810,320	$ (3,177,580)	$ 9,675,415

Income (loss) per common share - basic	$0.00	$0.06	$0.00	$0.07
Income (loss) per common share – diluted	$0.00	$0.00	$0.00	$0.00
Weighted average common shares outstanding basic	1,792,485,393	164,861,554	1,422,856,276	140,379,846
Weighted average common shares outstanding – fully diluted	4,502,367,949	4,785,328,011	-	4,760,846,302

See accompanying notes to unaudited consolidated financial statements

INTELLIGENT LIVING INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2014	2013
Net Cash Used in Operating Activities	$(422,685)	$(132,554)

CASH FLOWS FROM INVESTING ACTIVITIES

Investment in capitalized software	(71,067)	(22,654)
Purchase of property and equipment	-	(500)
Net Cash Used in Investing Activities	(71,067)	(23,154)

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of related party note payable	-	(12,450)
Proceeds from notes payable	520,930	257,604
Net Cash Provided by Financing Activities	520,930	245,154

NET INCREASE (DECREASE) IN CASH	27,178	89,445
CASH AT BEGINNING OF PERIOD	85,695	11,145

CASH AT END OF PERIOD	$112,873	$100,590

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$-	$-
Income taxes	-	-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Stock issued in conversion of convertible notes	$535,655	$113,658

The accompanying notes are an integral part of these financial statements.

INTELLIGENT LIVING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(Unaudited)

NOTE 1 – NATURE OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Intelligent Living Inc. (“Intelligent Living”, the “Company”, “we”, “us”), formerly known as Feel Golf Co., Inc. (“FGC”), was  incorporated in the State of California in 2000.  As a result of acquisitions completed during this fiscal year, which are described below, we operate in two business segments:

Health and Wellness

In January, 2014 we acquired certain assets of Health and Beyond LLC, a Florida corporation.  Through our subsidiary, Health & Beyond Nutra Company, LLC and related website, www.drlarrydirect.com, we develop, market, and sell health and wellness products.

In May, 2013, we acquired all of the assets related to cognitive brain training, the website and blog at www.Mind360.com, which operates as our Mind360 Studios, LLC subsidiary.  The website is intended to provide activities that enhance and maintain the users’ mental fitness through an online cognitive training platform.  Revenues are generated through a subscription-based model.

In April, 2014 we created Social420, LLC with the mission to provide a secure platform for the growing market of the cannabis public to connect and utilize a host of social and social media based tools in a proprietary cloud based system. We plan to derive our revenue from fee-based advertising, classifieds, our PuffPassPay eWallet system, and other fees that may be added over the development of the platform.  The PuffPassPay eWallet system is in development, and will act as an online payment solution that consumers can use to make deposits and pay for goods on web sites that will offer eWallet services.

Cloud Computing and IT Managed Services

In April, 2014, through our subsidiary, Provectus, LLC, we entered into two transactions.  We acquired:

•

certain assets of Venturian Group, Inc. (a Florida corporation) related to Venturian’s cloud based computing system and IT managed services business, and

•

Perfect Solutions Software Inc. and Perfect Solutions, Inc. both New Jersey corporations, which is a provider of managed IT services and support, cloud computing, and website design.

As a result of these acquisitions, we provide:

•

cloud computing

•

systems architecture

•

managed IT services

•

Remote desktop and remote server monitoring and remediation

•

Third party data storage

•

Backup and disaster recovery solutions; and

•

Project management services

We provide cloud computing solutions that include public and private cloud architectures along with hybrid scalable cloud hosting, server virtualization and desktop virtualization solutions.  In addition, we provide IT solutions that address mobility, and unified communications.   Our cyber security practice provides information security services including internal and external security assessments and recommended solutions.  We focus on aligning business processes with technology for delivery of solutions meeting our clients’ needs and providing expert management services to the lifecycle of technology-based projects.

INTELLIGENT LIVING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(Unaudited)

NOTE 1 – NATURE OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basis of Presentation

The unaudited interim consolidated financial information furnished herein reflects all adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to fairly state Intelligent Living Inc.’s (collectively, the “Company” or “we,” “us” or “our”) financial position, results of operations and cash flows for the dates and periods presented and to make such information not misleading. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”); nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading.

These consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2013, contained in the Company’s Annual Report on Form 10-K/A filed with the SEC on June 13, 2014. The results of operations for the three and six months ended June 30, 2014, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending December 31, 2014.

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

Reclassification of Financial Statement Accounts

Certain amounts in the December 31, 2013 financial statements have been reclassified to conform to the presentation in the June 30, 2014 financial statements.

Cash and Cash Equivalents

For purposes of the balance sheets and cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at time of purchase to be cash equivalents.

Concentrations of Risk

The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $250,000 USD. At June 30, 2014, the Company’s bank deposits did not exceed the insured amount.

Basis of Consolidation

The consolidated financial statements for the six months ended June 30, 2014 include the operations of the Company and its wholly-owned operating subsidiaries, Provectus, LLC and Health & Beyond Nutra Company, LLC.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Trade Accounts Receivable

Accounts receivable consists of normal trade receivables. We recorded a bad debt allowance of $0 as of June 30, 2014.  Management performs ongoing evaluations of its accounts receivable, and believes that all remaining receivables are fully collectable.  Bad debt expense amounted to $0 and $0 for the six months ended June 30, 2014 and 2013, respectively.

Inventory

Inventory is valued at the lower of cost or market, on an average cost basis.

INTELLIGENT LIVING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(Unaudited)

NOTE 1 – NATURE OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent from other groups of assets. The evaluation of long-lived assets requires the Company to use estimates of future cash flows. However, actual cash flows may differ from the estimated future cash flows used in these impairment tests. As of June 30, 2014, management does not believe any of the Company’s long-lived assets require impairment.

Below is a table identifying the intangible assets subject to amortization and estimated amortization over the next three years and thereafter.  Intangible assets are amortized over their estimated useful lives, which management has determined to be three years.  At June 30, 2014, management determined that the remaining net book value of its purchased patents, copyrights, and Intellectual property related to the Intelligent Living, and Mind360 acquisitions should be valued as follows:

June 30,
2014
Mind360 Studios	$ 1,000,000
Intelligent Living	507,042
Health and Beyond Nutra, LLC	200,000
Venturian Group, Inc. (1)	1,194,104
Perfect Solutions (1)	386,571
Total intangible assets	3,287,717
Less: Accumulated amortization	(446,307)
Total intangible assets	$ 2,841,410

(1) Venturian Group and Perfect Solutions comprise our Provectus, LLC subsidiary

INTELLIGENT LIVING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(Unaudited)

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

The following table presents assets and liabilities that are measured and recognized at fair value as of June 30, 2014

Assets and liabilities measured at fair
value on a recurring and nonrecurring
basis at June 30, 2014:
Recurring:	Level 1	Level 2	Level 3
Derivative liability	$-	$-	$765,215
Total	$-	$-	$765,215

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

The following table sets forth a summary of change in fair value of our derivative liabilities for the six months ended June 30, 2014:

Beginning balance at December 31, 2013	$ 951,267
Change in fair value of embedded conversion features of convertible debentures included in earnings	(237,875)
Embedded conversion derivative liability recorded in connection with the issuance of convertible debentures	$ 51,823
Ending balance	$ 765,215

INTELLIGENT LIVING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(Unaudited)

NOTE 1 – NATURE OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

We follow the guidance of Accounting Standards Codification (ASC) Topic 605, “Revenue Recognition” (formerly Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition”) for revenue recognition. In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

It is our customary business practice to obtain a signed master sales agreement for recurring revenue sales, and/or a sales order for events and one-time services. Taxes collected from customers and remitted to governmental authorities are reported on a net basis and are excluded from revenue.

•

Revenues from recurring revenue streams are generally billed monthly and recognized ratably over the term of the contract, generally one to three years for data center space customers. We generally recognize revenue beginning on the date the customer commences use of our services.

•

Implementation and set-up fees are recognized at the time those services are completed, unless prior agreement was made for interim billings (for work completed).

•

For services that are billed according to customer usage, revenue is recognized in the month in which the usage is provided.

•

Professional services are recognized in the period services are provided.

•

Amounts that have been invoiced are recorded in accounts receivable and revenue.

Our customers generally have the right to cancel their contracts by providing prior written notice to us of their intent to cancel the remainder of the contract term. The customer would be required to pay any charge for early cancellation that their contract specifies.  In the event that a customer cancels their contract, they are not entitled to a refund for services already rendered.  A customer can continue service on a month-to-month basis after their contract expires.

Shipping and Handling Costs

Shipping and handling costs billed to the customer are classified in revenues. Such costs incurred to ship our products are included in cost of sales.

Advertising Costs

The Company expenses the costs of advertising as advertising is normally in short-term publications. Total advertising costs for the six months ended June 30, 2014 and 2013 were $582 and $0, respectively.

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

INTELLIGENT LIVING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(Unaudited)

NOTE 1 – NATURE OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements

The Company has adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the consolidated financial position or results of operations of the Company.

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

Convertible Debt Instruments

The Company records debt net of debt discount for beneficial conversion features and warrants, on a relative fair value basis. Beneficial conversion features are recorded pursuant to the Beneficial Conversion and Debt Topics of the FASB Accounting Standards Codification. The amounts allocated to beneficial conversion rights are recorded as debt discount and as additional paid-in-capital. Debt discount is amortized to interest expense over the life of the debt.

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

INTELLIGENT LIVING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(Unaudited)

NOTE 2 - GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. During the six months ended June 30, 2014, the Company realized an operating loss of $3,018,720, and had a working capital deficit and stockholders’ deficit of $2,478,825 and $1,575,436, respectively, as of June 30, 2014. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.  These facts raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30,	December 31,	June 30,
	2014	2013	2013
Furniture & Office Equipment	$ 42,112	$ 500	$ 500
Capitalized software development costs	169,081	101,781	16,457
Equipment	371,446	-	-
Total Property and Equipment	582,639	102,281	16,957

Less: Accumulated Depreciation	(206,494)	-	-
Net Property and Equipment	$ 376,145	$ 102,281	$ 16,957

Depreciation expense for the six months ended June 30, 2014 and 2013 was $19,047 and $21,310 respectively, which is included as part of discontinued operations for fiscal 2013.

Note 4 - ACQUISITIONS

Acquisition of Intelligent Living

On April 5, 2013, the shareholders of Intelligent Living, Inc. (ILIV)., a Florida corporation, entered into a share exchange agreement with Feel Golf Company, Inc. (the Company)., for the transfer of all of the issued and outstanding capital stock of Intelligent Living, in exchange for 35,714,286 shares of the Company’s common stock representing consideration of $500,000 based on the closing price of the Company’s common stock.

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

INTELLIGENT LIVING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(Unaudited)

Note 4 – ACQUISITIONS, continued

Acquisition of Health and Beyond, LLC

On January 4, 2014, Intelligent Living Inc. (the “Buyer”) entered into an Asset Acquisition Agreement with Health and Beyond LLC (“Seller”), a Florida corporation. The Agreement calls for Intelligent Living to pay $200,000 to Health and Beyond for the assets, payable as follows:

Promissory note	$ 100,000
Issuance of 35 million shares of common stock	21,000
Cash payable	79,000
Total purchase price	$ 200,000

The $100,000 promissory note is in the form of a Revenue Assignment Agreement in which the Company will pay down the note using the proceeds from the revenues earned from the Health and Beyond assets acquired.

The 35,000,000 restricted common shares issued were valued at $0.0006 per share, the fair market value on the date of the transaction, as quoted on the OTC market.

In addition to the above consideration, the Company entered into a Royalty Agreement with the seller, whereby we will pay the seller not less than 10% on any formulary product delivered, 20% for any special products delivered and $30 for any test kit processed under the Health and beyond label.

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

The Company accounted for the acquisition utilizing the purchase method of accounting in accordance with ASC 805 “Business Combinations”.  The Company is the acquirer for accounting purposes and Health and Beyond, LLC is the acquired Company.

The net purchase price, was allocated to assets acquired on the records of ILIV as follows:

Intangible asset	$ 200,000
Purchase price	$ 200,000

INTELLIGENT LIVING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(Unaudited)

 Note 4 – ACQUISITIONS, continued

Acquisition of Mind360

On July 16, 2013, the Company modified its acquisition agreement with New Castle County Services, Inc. (“NCCS”), a Delaware corporation, for the purchase of all assets related to cognitive brain training games websites and blog (including the website Mind360.com).  Originally, as consideration for the acquisition of the assets, the Company was to pay $150,000 in cash, no later than November 14, 2014 and to deliver to NCCS a promissory note in the amount of $850,000.  The Company and NCCS subsequently agreed that the Company will issue to NCCS 50,000,000 million shares of its common stock in exchange for $50,000 of the $150,000 that was due to be paid in cash. The remaining amount of $100,000 was paid in the first quarter of 2014.

The Company accounted for the acquisition utilizing the acquisition method of accounting in accordance with ASC 805 "Business Combinations".

The net purchase price, including acquisition costs paid by the Company, was allocated to the intangible assets acquired from NCCS:

Intangible asset (Mind360 website)	1,000,000

Purchase price	$1,000,000

Acquisition of Venturian Group and Perfect Solutions, Inc.

On April 25, 2014, Intelligent Living Inc. completed the asset purchase(s) of Venturian Group, Inc. and Perfect Solutions Inc. pursuant to separate Asset Purchase Agreements, dated as of April 25, 2014. As a result of this transaction, both assets now form a wholly-owned subsidiary of Intelligent Living called Provectus LLC.

The aggregate purchase price consisted of the following for each transaction:

Venturian Group

Cash payment to seller	$150,000
Fair value of series A preferred stock issued to seller	610,000
Note payable to seller	610,000
$1,370,000

The following table summarizes the estimated fair values of Venturian’s assets acquired and liabilities assumed at the date of the acquisition:

Cash	$8,995
Accounts Receivable and other assets	10,676
Property and equipment, net	199,464
Intangible assets	1,194,104
Accounts payable and accrued expenses	(43,239)
$1,370,000

INTELLIGENT LIVING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(Unaudited)

Note 4 – ACQUISITIONS, continued

Acquisition of Venturian Group and Perfect Solutions, Inc.

The following table summarizes the required disclosures of the pro forma combined entity, as if the acquisition of Venturian Group occurred at January 1, 2012.

	For the Six Months Ended June 30,		For the Year Ended December 31,
	2013	2014	2012	2013
Revenues, net	$857,998	$776,408	$1,414,621	$1,595,067

Net income (loss)	9,809,271	(3,250,363)	(1,425,226)	10,822,624

Net loss per common share	$ 0.07	$ (0.00)	$ (0.05)	$ 0.04

The above unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of results of operations that actually would have resulted had the acquisition occurred at January 1, 2012, nor is it necessarily indicative of future operating results.

Perfect Solutions

Cash payment to seller	$150,000
Note payable to seller	275,000
$425,000

The following table summarizes the estimated fair values of Perfect Solutions’ assets acquired and liabilities assumed at the date of the acquisition:

Cash	$26,115
Accounts Receivable	10,804
Other current assets	(432)
Property and equipment, net	30,372
Intangible assets	386,571
Accounts payable and accrued expenses	(28,430)
$425,000

NOTE 5 - INTANGIBLE ASSETS

Intangible assets consist of the following:

	June 30,	December 31,	June 30,
	2014	2013	2013
Mind360 Studios (Note 4)	$ 1,000,000	$ 1,000,000	$ 1,000,000
Intelligent Living (Note 4)	507,042	507,042	507,042
Health & Beyond	200,000
Investment in Venturian, Inc.	1,194,104
Investment in Perfect Solutions	386,571
	$ 3,287,717	$ 1,507,042	$ 1,507,042
Less: Accumulated amortization	(446,307)	-	-

Total intangible assets	$ 2,841,410	$ 1,507,042	$ 1,507,042

INTELLIGENT LIVING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(Unaudited)

NOTE 5 - INTANGIBLE ASSETS, continued

The Company is amortizing the assets over their useful lives, which range from three to five years, once placed in service.  The Company determined that the future cash flows to be provided from these assets exceed the carrying amount as of June 30, 2014 and therefore determined that no impairment charge was necessary as of June 30, 2014.

Amortization expense subsequent to the quarter ended June 30, 2014 is as follows:

Years ending December 31,:
2014	$614,620
2015	1,029,239
2016	1,029,239
2017	168,312
$2,841,410

NOTE 6 – RELATED PARTY TRANSACTIONS

As of June 30, 2014 and December 31, 2013, the following amounts were owed to officers to the Company as accrued but unpaid compensation:

	June 30,	December 31,	June 30,
	2014	2013	2013
Dr. Rouziers, Chief Medical Officer	$ 96,000	$ 48,000	$ -
Josh Eikov, Chief Strategy Officer	26,667	40,000	-
Paul Favata, President	120,167	56,000	-
Victoria Rudman, Chief Executive Officer	32,500	72,000	39,250
Chief Financial Officer	65,040	-	-
Total	$ 340,374	$ 216,000	$ 39,250

NOTE 7 - LEASES PAYABLE

Intelligent Living acquired Venturian Group, Inc. in April, 2014, and included the following capital lease obligations related to the acquisition of office furniture and computer networking equipment:

June 30,
2014
Baytree Furniture	$5,221
Cisco Systems	$47,414
NetApp	$73,053
125,688

Minimum lease commitments remaining for the fiscal periods subsequent to June 30, 2014 are as follows:

Years ending December 31,:
2014	$59,018
2015	58,312
2016	8,358
$125,688

INTELLIGENT LIVING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(Unaudited)

 NOTE 8 – CONVERTIBLE DEBENTURES

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

The original note matured on December 31, 2012 and was in default as of December 31, 2013. Due to the default, the Company entered into an amendment and changed the conversion terms to $0.0001 effective January 29, 2013. On August 14, 2013, the conversion terms were reverted back to the original terms. As of June 30, 2014 the outstanding balance on the LSV portion of the note is $0; the Arnold Goldin portion is $4,809; the Somesing portion is $0; the R&T Sports Marketing portion is $0; and the Taconic portion is $12,009.  A derivative liability was recorded on these notes as the Company was unable to determine if they had sufficient authorized shares as a result of the convertible note that was issued in March, 2013 which was convertible at 50% of the market price of the common stock.

On January 31, 2013 the Company entered into a convertible note agreement with Taconic Group, LLC, (the “Holder”) for $20,000.  The note bears interest at the rate of 15% per annum beginning January 31, 2013, and matures on January 31, 2015.  The note is convertible, at the option of the Holder into the Company’s common stock at a conversion price of $.0001. The note may be redeemed by the Company at any time prior to maturity with notice to the Holder, and payment of a premium of 150% on the unpaid principal and interest amount of the note.  The principal balance outstanding at June 30, 2014 is $20,000.  The Company recorded a beneficial conversion feature on this note.  The unamortized debt discount is $5,000 at June 30, 2014.

On February 21, 2013 the Company entered into a convertible note agreement with Long Side Ventures, LLC, (the “Holder”) for $5,000.   The note bears interest at the rate of 10% per annum beginning February 21, 2013, and matures on February 21, 2015.  The note is convertible, at the option of the Holder into the Company’s common stock at a conversion price of $.0001. The note may be redeemed by the Company at any time prior to maturity with notice to the Holder, and payment of a premium of 150% on the unpaid principal and interest amount of the note.  The principal balance outstanding at June 30, 2014 is $0.

On March 8, 2013 the Company entered into a convertible note agreement with Michael A. Rogoff, an individual (the “Holder”) for $50,000.  The note bears interest at the rate of 10% per annum beginning March 1, 2013, and matures on March 1, 2015.  The note is convertible, at the option of the Holder into the Company’s common stock at a conversion price based on 50% of the average of the five lowest intraday prices for the common stock during the previous twenty trading days immediately preceding the conversion request.  The note may be redeemed by the Company at any time prior to maturity with notice to the Holder, and payment of a premium of 150% on the unpaid principal and interest amount of the note.  The note was purchased by Longside Ventures for $85,000.  The additional $25,000 incurred has been recorded as an expense during the year ended December 31, 2013.  The balance outstanding on the new note to Longside Ventures is $85,000 at June 30, 2014.  The Company recorded a put premium on this note as of the date of the transaction.

On March 8, 2013 the Company entered into a convertible note agreement with Marvin Neuman, an individual (the “Holder”) for $50,000.   The note bears interest at the rate of 10% per annum beginning March 1, 2013, and matures on March 1, 2015.  The note is convertible at any time after thirty days, at the option of the Holder into the Company’s common stock at a conversion price based on 50% of the average of the five lowest intraday prices for the common stock during the previous twenty trading days immediately preceding the conversion request.  The note may be redeemed by the Company at any time prior to maturity with notice to the Holder, and payment of a premium of 150% on the unpaid principal and interest amount of the note.  The note was purchased by Longside Ventures for $85,000.  The additional $25,000 incurred has been recorded as an expense during the year ended December 31, 2013.  The balance outstanding on the new note to Longside Ventures is $85,000 at June 30, 2014.  The Company recorded a put premium on this note as of the date of the transaction.

INTELLIGENT LIVING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(Unaudited)

NOTE 8 – CONVERTIBLE DEBENTURES, continued

On May 1, 2013 the Company entered into a convertible note agreement with Monbridge, Inc., (the “Holder”) for $150,000.   The note bears interest at the rate of 15% per annum beginning May 1, 2013, and matures on May 1, 2014.  The note is convertible, at the option of the Holder into the Company’s common stock at a Variable Conversion Price calculated at 40% times the market price. The note may be redeemed by the Company at any time prior to maturity with notice to the Holder, and payment of a premium of 150% on the unpaid principal and interest amount of the note.  The balance outstanding at June 30, 2014 is $0.

On May 10, 2013, the Company entered into an acquisition agreement with New Castle County Services, Inc., a Delaware corporation (“NCCS”) for the purchase of all assets relating to cognitive bran training games websites and blog (including the website Mind360.com).  As consideration for the acquisition of the assets, the Company agreed to pay $150,000 to NCCS, no later than November 10, 2014 and delivered to NCCS a promissory note in the amount of $850,000.  The $150,000 upfront obligation was fully paid in the first quarter of 2014.  The promissory note has a due date of May 1, 2016 and is convertible at NCCS’s option, into the Company’s common stock at the average trading prices for the common stock during the ten trading day period ending one trading day prior to the date of the conversion notice.  The principal balance outstanding at June 30, 2014 is $850,000.

On September 25, 2013 the Company entered into convertible note agreement with Pasquale Pascullo, an individual (the “Holder”) for $50,000.  The note bears interest at the rate of 10% per annum beginning September 25, 2013, and matures on

September 25, 2015.  The note is convertible, at the option of the Holder into the Company’s common stock at a conversion price based on 50% of the average of the five lowest intraday prices for the common stock during the previous twenty trading days immediately preceding the conversion request.  The note may be redeemed by the Company at any time prior to maturity with notice to the Holder, and payment of a premium of 150% on the unpaid principal and interest amount of the note.  The principal balance outstanding at June 30, 2014 is $0.

On November 12, 2013 the Company entered into a convertible note agreement with Michael A. Rogoff, an individual (the “Holder”) for $100,000.  The note bears interest at the rate of 10% per annum beginning November 12, 2013, and matures on November 12, 2015.  The note is convertible, at the option of the Holder into the Company’s common stock at a conversion price based on 50% of the average of the five lowest intraday prices for the common stock during the previous twenty trading days immediately preceding the conversion request.  The note may be redeemed by the Company at any time prior to maturity with notice to the Holder, and payment of a premium of 150% on the unpaid principal and interest amount of the note.  The principal balance outstanding at June 30, 2014 is $100,000.  The Company recorded a put premium on this note as of the date of the transaction.

On December 31, 2013 the Company entered into a convertible note agreement with Marvin Neuman, an individual (the “Holder”) for $85,000.   The note bears interest at the rate of 10% per annum beginning December 31, 2013, and matures on December 31, 2015.  The note is convertible at any time after thirty days, at the option of the Holder into the Company’s common stock at a conversion price based on 50% of the average of the five lowest intraday prices for the common stock during the previous twenty trading days immediately preceding the conversion request.  The note may be redeemed by the Company at any time prior to maturity with notice to the Holder, and payment of a premium of 150% on the unpaid principal and interest amount of the note.  The principal balance outstanding at June 30, 2014 is $85,000.  The Company recorded a put premium on this note as of the date of the transaction.

On February 20, 2014 the Company entered into a convertible note agreement with Long Side Ventures, LLC, (the “Holder”) for $20,000.   The note bears interest at the rate of 10% per annum beginning February 20, 2014, and matures on February 20, 2016.  The note is convertible, at the option of the Holder into the Company’s common stock at a conversion price of 50% of the average of the five lowest intraday prices for the Company’s stock during the previous 20 trading days. The note may be redeemed by the Company at any time prior to maturity with notice to the Holder, and payment of a premium of 150% on the unpaid principal and interest amount of the note.  The principal balance outstanding at June 30, 2014 is $20,000.  The Company recorded a put premium on this note as of the date of the transaction.

INTELLIGENT LIVING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(Unaudited)

NOTE 8 – CONVERTIBLE DEBENTURES, continued

On March 11, 2014 the Company entered into a convertible note agreement with R&T Sports Marketing Inc., a Florida corporation, (the “Holder”) for $50,000.   The note bears interest at the rate of 10% per annum beginning March 11, 2014, and matures on March 11, 2016.  The note is convertible, at the option of the Holder into the Company’s common stock at a conversion price of 50% of the average of the five lowest intraday prices for the Company’s stock during the previous 20 trading days. The note may be redeemed by the Company at any time prior to maturity with notice to the Holder, and payment of a premium of 150% on the unpaid principal and interest amount of the note.  The principal balance outstanding at June 30, 2014 is $50,000.  The Company recorded a put premium on this note as of the date of the transaction.

On March 24, 2014 the Company entered into a convertible note agreement with Long Side Ventures, LLC, (the “Holder”) for $20,000.   The note bears interest at the rate of 10% per annum beginning March 24, 2014, and matures on March 24, 2016.  The note is convertible, at the option of the Holder into the Company’s common stock at a conversion price of 50% of the average of the five lowest intraday prices for the Company’s stock during the previous 20 trading days. The note may be redeemed by the Company at any time prior to maturity with notice to the Holder, and payment of a premium of 150% on the unpaid principal and interest amount of the note.  The principal balance outstanding at June 30, 2014 is $40,000.  The Company recorded a put premium on this note as of the date of the transaction.

On April 8, 2014 the Company entered into a convertible note agreement with Arnold Goldin, (the “Holder”) for $50,000.  The note bears interest at the rate of 10% per annum beginning April 8, 2014, and matures on April 8, 2016.  The note bears interest at the rate of 10% per annum beginning March 24, 2014, and matures on March 24, 2016.  The note is convertible, at the option of the Holder into the Company’s common stock at a conversion price of 50% of the average of the five lowest intraday prices for the Company’s stock during the previous 20 trading days. The note may be redeemed by the Company at any time prior to maturity with notice to the Holder, and payment of a premium of 150% on the unpaid principal and interest amount of the note.  The principal balance outstanding at June 30, 2014 is $50,000.  The Company recorded a put premium on this note as of the date of the transaction.

On April 8, 2014 the Company entered into a convertible note agreement with Brent Coetzee, (the “Holder”) for $50,000.  The note bears interest at the rate of 10% per annum beginning April 8, 2014, and matures on April 8, 2016.  The note bears interest at the rate of 10% per annum beginning March 24, 2014, and matures on March 24, 2016.  The note is convertible, at the option of the Holder into the Company’s common stock at a conversion price of 50% of the average of the five lowest intraday prices for the Company’s stock during the previous 20 trading days. The note may be redeemed by the Company at any time prior to maturity with notice to the Holder, and payment of a premium of 150% on the unpaid principal and interest amount of the note.  The principal balance outstanding at June 30, 2014 is $50,000.  The Company recorded a put premium on this note as of the date of the transaction.

On April 8, 2014 the Company entered into a convertible note agreement with Somesing, LLC, (the “Holder”) for $50,000.  The note bears interest at the rate of 10% per annum beginning April 8, 2014, and matures on April 8, 2016.  The note bears interest at the rate of 10% per annum beginning March 24, 2014, and matures on March 24, 2016.  The note is convertible, at the option of the Holder into the Company’s common stock at a conversion price of 50% of the average of the five lowest intraday prices for the Company’s stock during the previous 20 trading days. The note may be redeemed by the Company at any time prior to maturity with notice to the Holder, and payment of a premium of 150% on the unpaid principal and interest amount of the note.  The principal balance outstanding at June 30, 2014 is $50,000.  The Company recorded a put premium on this note as of the date of the transaction.

On April 25, 2014 the Company acquired certain assets from Venturian Group, Inc. in exchange for a cash payment of $150,000, and 880,000 Series A preferred shares valued at $610,000, and a promissory note in the principal amount of $610,000, carrying an interest rate on the outstanding balance of 6% per annum.  Principal and interest totaling $28,892 commences January 1, 2015 with the final payment due on or before April 1, 2016.  The principal balance outstanding at June 30, 2014 is $610,000.

On April 25, 2014 the Company acquired Perfect Solutions Software, Inc. and Perfect Solutions, Inc., in exchange for a promissory note in the amount of $285,000, carrying an interest rate on the outstanding balance of 6% per annum.  Principal and interest is due on or before January 1, 2015.  The principal balance outstanding at June 30, 2014 is $285,000.

INTELLIGENT LIVING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(Unaudited)

NOTE 8 – CONVERTIBLE DEBENTURES, continued

On April 25, 2014 the Company executed a Senior Secured Promissory Note (the “Note”) in the amount of $300,000 with Hoyts Hollow Management LLC. The proceeds from this financing were used to finance the acquisition agreements with both Venturian and Perfect Solutions Software.  The note bears interest at the rate of 18% per annum.  The payment maturity date is November 1, 2015. Monthly payments of principal and interest total $19,142 and commence June 1, 2014.  The Note is secured by a continuing security interest in and to, and lien upon, all of the Company’s and its current or future subsidiaries assets as well as all accounts and other receivables from the sales of the Company, instruments or other forms of obligations as well as all products and proceeds from the above described collateral.  The principal balance outstanding at June 30, 2014 is $285,358.

On June 10, 2014, the Company entered into a Securities Purchase Agreement with KBM Worldwide, Inc., pursuant to which we sold to KBM an 8% Convertible Promissory Note in the original principal amount of $42,500 (the “Note”). The Note has a maturity date of March 15, 2015, and is convertible after 180 days into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 52% multiplied by the Market Price (representing a discount rate of 48%). “Market Price” means the average of lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means the closing bid price on the applicable day. The “Fixed Conversion Price” shall mean $0.000058. The shares of common stock issuable upon conversion of the Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The Note can be prepaid by us at a premium as follows: (a) between 0 and 30 days after issuance – 110% of the principal amount; (b) between 31 and 60 days after issuance – 115% of the principal amount; (c) between 61 and 90 days after issuance – 120% of the principal amount; (d) between 91 and 120 days after issuance – 125% of the principal amount; and (e) between 121 and 180 days after issuance – 130% of the principal amount. The purchase and sale of the Note closed on June 10, 2014, the date that the purchase price was delivered to us.  The principal balance outstanding at June 30, 2014 is $42,500.  The Company recorded a derivative liability on this note.

INTELLIGENT LIVING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(Unaudited)

NOTE 8 – CONVERTIBLE DEBENTURES, continued

A summary of our notes payable is as follows:

	June 30, 2014	December 31, 2013	June 30, 2013
Current:
Long Side Ventures 15% convertible debenture	$ -	$ 88,116	$ 124,530
E-Lionheart Associates 8% convertible debenture	-	-	13,000
E-Lionheart Associates 8% convertible debenture	-	-	50,000
Arnold S. Goldin Inc. 15% convertible debenture	4,809	19,250	24,180
R&T Sports Marketing 15% convertible debenture	-	-	10,195
Somesing LLC 15% convertible debenture	-	14,208	20,285
Taconic Group LLC 15% convertible debenture	12,009	40,366	48,180
Taconic Group LLC 15% convertible debenture	20,000	20,000	20,000
Long Side Ventures 10% convertible debenture	-	5,000	5,000
Monbridge Inc. 15% convertible debenture	-	150,000	150,000
Health & Beyond	84,500	-	-
KBM Worldwide	42,500	-	-
Perfect Solutions, Inc.	285,000	-	-
Notes payable - current portion	438,818	335,939	465,350
Unamortized debt discount	(45,916)	(12,500)	(18,850)
Put Premium	635,000	600,000	325,000
Net current notes payable	$1,028,802	$923,439	$881,600

Long term:
New Castle County Services Inc. 5% convertible debenture	850,000	850,000	850,000
Pascullo 10% convertible debenture	-	50,000	-
Long Side Ventures 10% convertible debenture	85,000	85,000	-
Michael Rogoff 10% convertible debenture	100,000	100,000	50,000
Long Side Ventures	20,000	-	-
R&T Sports Marketing	50,000	-	-
Long Side Ventures	40,000	-	-
Venturian Group, Inc.	610,000	-	-
Hoyts Hollow	285,358	-	-
Arnold Goldin	50,000	-	-
Brent Coetzee	50,000	-	-
Somesing, LLC	50,000	-	-
Marvin Neumann 10% convertible debenture	85,000	85,000	50,000
R&T DPA Blulife 8% convertible debenture	-	49,882	-
Long Side Ventures 10% convertible debenture	85,000	85,000	-
Notes payable - long term	2,330,358	1,284,882	950,000

Total notes payable	$3,358,160	$2,198,221	$1,821,600

The Company recorded derivative liabilities as follows:

	Ending Liability at June 30, 2014	Ending Liability at December 31, 2013	Ending Liability at June 30, 2013

Long Side Ventures 250k	$ 30,256	380,388	$ 465,044
Arnold Goldin 25k	130,868	141,086	625,485
Somesing LLC 25k	143	32,416	48,383
R&T Sports Marketing 25k	-	1,282	25,888
Taconic Group LLC 50k	248,848	254,408	1,150,863
KBM Worldwide	84,185	-	-
Taconic Group LLC 20k	281,916	122,883	486,141
Long Side Ventures 5k	-	28,835	115,300
	$ 865,214	$ 951,268	$ 2,908,086

INTELLIGENT LIVING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(Unaudited)

NOTE 9 - STOCKHOLDERS’ EQUITY

Preferred Stock

Series A Preferred Stock

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

On May 21, 2010, the Company issued 808,200 shares of its Series A Preferred Stock to Company officers for services rendered to the Company. The services were valued based on the value of the underlying common stock on the date of issuance multiplied by the number of convertible shares for each share of Preferred Stock. Accordingly, the Company recognized a onetime $3,541,000 expense for stock compensation related to this issuance.

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

On April 5, 2013, under the terms of the Asset Purchase Agreement described in Note 4 above, all remaining issued and outstanding preferred stock of Feel Golf Company, Inc. was redeemed by its former officer and shareholder. Concurrent with the redemption and per the terms of the Asset Purchase Agreement, the former officer and shareholder was issued 3,300,000 shares of Feel Golf common stock at the conversion rate of 500 shares of common stock for each share of Series A Preferred stock.

On January 8, 2014, in lieu of $82,000 of accrued salary due to our CEO, the Company issued 820,000 shares of Series A preferred stock, valued at $8,200.  The remaining balance of $64,800 was forgiven by our CEO, and credited to paid in capital.

On April 25, 2014, per the terms of his employment agreement, the Company issued 538,600 shares of Series A preferred stock, valued at $385,808.  The issuance was accounted for as stock-based compensation expense, valued base on the number of common shares the preferred stock is convertible into, at the market price on the date of the transaction.

INTELLIGENT LIVING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 9 - STOCKHOLDERS’ EQUITY, continued

Series B Preferred Stock

On February 12, 2014, Intelligent Living Inc.’s Board of Directors authorized the issuance of 96,000 Series B 8% Royalty Interest Preferred Shares.  On February 25, 2014, the Company authorized the creation of Series B 8% Royalty Interest Participating Preferred Stock (the “Series B Preferred Stock”). The Company was authorized to issue 96,000 shares of its Series B Preferred stock at a par value of $1.00 per share. The Series B Preferred Stock have the following rights and provisions:

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

Liquidation Preference: Upon any liquidation (voluntary or otherwise), dissolution or winding up of the Corporation, no distribution shall be made to the holders of shares of stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Series B 8% Royalty Interest Participating Preferred Stock unless, prior thereto, the holders of shares of Series B 8% Royalty Interest Participating Preferred Stock shall have received an amount equal to $1,000 per share of Series B 8% Royalty Interest Participating Preferred Stock, plus an amount equal to accrued and unpaid royalties, dividends and distributions thereon, whether or not declared, to the date of such payment.

Dividends: the holders of shares of Series B 8% Royalty Interest Participating Preferred Stock shall be entitled to receive, when, as and if declared by the Board out of funds legally available for the purpose, quarterly dividends payable in cash on the last day of March, June, September and December in each year.

Conversion:  None

Effective February 25, 2014, the Board of Directors of Intelligent Living agreed to issue Preferred Stock of its Series B 8% Royalty Interest Participating Preferred Stock with a par value of $1.00 to certain Officers and Directors:

Paul Favata	56,000 Preferred B Shares

L. Joshua Eikov	40,000 Preferred B Shares

The Preferred Shares were issued in lieu of pay for services provided by Paul Favata from June 2013 through December 2013, and L. Joshua Eikov from September 2013 through December 2013.  The shares were value at par value of $1.00 per share.

INTELLIGENT LIVING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 9 - STOCKHOLDERS’ EQUITY, continued

 Common Stock

As of September 30, 2011, the Company increased its authorized common to 6,000,000,000 shares.

During the six months ended June 30, 2014, the Company issued 69,691,892 shares of its common stock to consultants, vendors and advisory board members for services rendered, valued at $156,530, the fair value of the shares on the date of issuance based on the market price, resulting in an average of $0.00225 per share.

During the six months ended June 30, 2014, the Company issued 886,122,381 shares of its common stock to employees, and officers of the Company for services valued at $1,518,982, the fair value of the shares on the date of issuance based on the market price, resulting in an average of $0.00181 per common share.

The Company also issued 992,108,519 shares of its common stock for conversion of a portion of the Company’s convertible debentures valued at $535,656. The average conversion price was $0.00054 per share.

In January, 2014 the Company issued 40,000,000 shares of common stock pursuant to an asset acquisition agreement with Health and Beyond, LLC, valued at $21,000, the fair value of the shares on the date of issuance.

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

The components of the result of discontinued operations for this division are as follows:

	For the Six Months Ended
	June 30
	2014	2013
Sales	$ -	$ 40,312

Cost of sales	-	23,328

Gross profit	-	16,984

Operating expenses:
Sales, general and administrative expense	-	54,300
Depreciation and amortization expense	-	21,310

Total operating expenses	-	75,610
Loss from operations	-	(58,626)

Other income (expenses):
Other expense	-	(44,490)
Interest expense	-	(31,789)
Total other income (expense):	-	(76,279)
Loss from discontinued operations	$ -	$ (134,905)

INTELLIGENT LIVING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 11 - SEGMENT REPORTING

Although the Company has a number of operating divisions, separate segment data has not been presented as they meet the criteria for aggregation as permitted by ASC Topic 280, “Segment Reporting” (formerly Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures About Segments of an Enterprise and Related Information”).

Our chief operating decision-maker is considered to be our Chief Executive Officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statements of operations. Therefore, the Company has determined that it operates in a single operating segment. For the periods ended June 30, 2014 and 2013 all material assets and revenues of the Company were in the United States.

NOTE 12 - RESTATEMENT

The consolidated financial statements as of June 30, 2013 and for the three-month and six month periods ended June 30, 2013 have been restated to correct for the accounting related to errors in the presentation of certain information included in the financial statements and footnotes to the financial statements. The Company has determined that it is necessary to reclassify and correct certain non-cash related transactions as presented within the statement of operations and statement of cash flows along with their corresponding impact on the Company’s financial statements.

The adjustments primarily include properly accounting for the derivative liabilities associated with our convertible debt as of June 30, 2013, and adjustments to reflect the results of operations from the Feel Golf division as “discontinued operations”.  Total assets went from $1,631,322 to $1,624,589 and total liabilities went from $1,370,075 to $4,234,065, primarily due to the recording of the derivative liability related to our convertible debt of $2,907,086.  Net income for the six months period ended June 30, 2013 went from $3,718,879 to $9,675,415, primarily due to the recognition of gain on the change in the value of derivative liabilities.

NOTE 13 – SUBSEQUENT EVENTS

Subsequent to June 30, 2014:

 In July, 2014, the Company entered into a securities purchase agreement with Adar Bays, LLC, a Florida limited liability company (the “Holder”), for the purchase and sale of $50,000 of a convertible note (“Note”).  The Note bears interest at the rate of 8% per annum beginning as of July 7, 2014, and matures on July 7, 2015.  The principal and accrued interest under the Notes will be convertible into shares of Common Stock of the Company at a 45% discount to the lowest trading price with a 12 day look back.  The Notes may be prepaid with during the first 180 days at 150% of the face amount plus any accrued interest. This Note may not be prepaid after the 180th day.

 In July, 2014, the Company entered into entered into a securities purchase agreement with LG Capital Funding, LLC, a New York limited liability company (the “Holder”), for the purchase and sale of $75,000 of a convertible note (“Note”).  The Note bears interest at the rate of 8% per annum beginning as of July 7, 2014, and matures on July 7, 2015.  The principal and accrued interest under the Notes will be convertible into shares of Common Stock of the Company at a 45% discount to the lowest trading price with a 12 day look back.  The Notes may be prepaid with during the first 180 days at 150% of the face amount plus any accrued interest. This Note may not be prepaid after the 180th day.

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

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Intelligent Living Inc. and Feel Golf Co., Inc.  “SEC” refers to the Securities and Exchange Commission.

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

Company Overview

Intelligent Living Inc. (“Intelligent Living”, the “Company”, “we”, “us”), formerly known as Feel Golf Co., Inc. (“FGC”), was  incorporated in the State of California in 2000.  As a result of two recent acquisitions, which are described below, we operate in two business segments:

Health and Wellness

In January, 2014 we acquired certain assets of Health and Beyond LLC, a Florida corporation.  Through our subsidiary, Health & Beyond Nutra Company, LLC and related website, www.drlarry.com, we develop, market, and sell health and wellness products.

Cloud Computing and IT Managed Services

In April, 2014, through our subsidiary, Provectus, LLC, we entered into two transactions.  We acquired:

•

certain assets of Venturian Group, Inc.(a Florida corporation) related to Venturian’s cloud based computing system and IT managed services business, and

•

Perfect Solutions Software Inc. and Perfect Solutions, Inc. both New Jersey corporations, which is a provider of managed IT services and support, cloud computing, and website design.

As a result of these acquisitions, we provide:

•

cloud computing

•

managed IT services

•

Remote desktop and remote server monitoring and remediation

•

Third party data storage

•

Backup and disaster recovery solutions; and

•

Project management services

We provide cloud computing solutions that include public and private cloud architectures along with hybrid scalable cloud hosting, server virtualization and desktop virtualization solutions.  In addition, we provide IT solutions that address mobility, and unified communications.   Our cyber security practice provides information security services including internal and external security assessments and recommended solutions.  We focus on aligning business processes with technology for delivery of solutions meeting our clients’ needs and providing expert management services to the lifecycle of technology-based projects.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

A summary of significant accounting policies is included in Note 1 to the audited consolidated financial statements included for the year ended December 30, 2013 and notes thereto contained on Form 10-K of the Company as filed with the Securities and Exchange Commission. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about the company’s operating results and financial condition.

Financial Reporting Release No. 60, which was released by the U.S. Securities and Exchange Commission, encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Our consolidated financial statements include a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the financial statements.

Use of Estimates - Management’s Discussion and Analysis or Plan of Operations is based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates, including those related to allowances for doubtful accounts receivable, the carrying value of property and equipment and long-lived assets, and the value of stock-option based compensation. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We account for stock based compensation under ASC Topic 718, “Compensation – Stock Compensation.   ASC Topic 718 establishes the financial accounting and reporting standards for stock-based compensation plans. As required by ASC Topic 718, we recognize the cost resulting from all stock-based payment transactions including shares issued under our stock option plans in the financial statements. The adoption of ASC Topic 718 will have a negative impact on our future results of operations.

Revenue Recognition - We follow the guidance of Accounting Standards Codification (ASC) Topic 605, “Revenue Recognition” for revenue recognition. In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for our various revenues streams:

•

Revenues from sales of products are generally recognized when products are shipped unless the Company has obligations remaining under sales or licensing agreements, in which case revenue is either deferred until all obligations are satisfied or recognized ratably over the term of the contract.

•

Revenue from services is recorded as it is earned. Commissions earned on third party sales are recorded in the month in which contracts are awarded. Customers are generally billed every two weeks based on the units of production for the project. Each project has an estimated total which is based on the estimated units of production and agreed upon billing rates.

•	Amounts billed in advance of services being provided are recorded as deferred revenues and recognized in the consolidated statement of operations as services are provided.

THREE AND SIX MONTHS ENDED JUNE 30, 2014 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2013

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net Revenues	$ 379,073	$ 51	$ 411,340	$ 51
Cost of sales	175,259	5	189,394	5
Operating Expenses:
Depreciation and amortization	279,821	-	461,611	-
General and administrative	2,477,715	179,334	2,779,055	179,334
Total operating expenses	2,757,536	179,334	3,240,667	179,334
Loss from operations	(2,553,722)	(179,287)	(3,018,720	(179,288)
Gain/(loss) on change of fair value of derivative liability	4,418,541	10,761,243	237,875	10,761,243
Interest income	-	1	-	1
Interest expense	(246,400)	(357,346)	(396,835)	(357,346)
Total other income (expense)	4,572,141	10,403,898	(158,859)	10,403,898
Income (loss) from continuing operations	2,018,419	10,224,611	(3,177,580)	10,224,610
Discontinued operations:
Loss from operations of discontinued Feel Golf Division	-	-	-	(134,905)
Loss on disposal of Feel Golf Division	-	(414,290)	-	(414,290)
Net income (loss)	$ 2,018,419	$ 9,810,321	$ (3,177,580)	$ 9,675,416

Three Month period ended June 30, 2014

Sales

Sales increased to $379,073 during the three months ended June 30, 2014, as compared to $51 for the year-ago period.  The increase is due to revenues generated from the acquisitions made by the Company during fiscal 2014, including Health & Beyond Nutra, LLC, in January, 2014 and Provectus, LLC (created by the acquisitions of Venturian Group, Inc. and Perfect Solutions, Inc., both acquired in April, 2014.

Cost of Sales and Gross Profit

Our cost of sales increased to $175,259 for the three months ended June 30, 2014, as a result of the increase in revenues for the three months ended June 30, 2014, from our Health & Beyond Nutra, LLC and Provectus, LLC subsidiaries.  Cost of sales for fiscal 2013 were attributed to the revenue generated from our Mind360, LLC subsidiary.

Operating Expenses

Depreciation and amortization expense

Depreciation and amortization expense totaled $279,821 for the three months ended June 30, 2014, as compared to $0 in the prior year period.  The increase is due to the acquisitions completed during the fiscal 2014.

General and administrative expenses

Our General and administrative expenses from continuing operations increased to $2,477,715, and is primarily due to accrued and unpaid salary and other administrative costs related to the acquisitions made during fiscal 2014, and share-based compensation for our corporate officers of $1,453,093 issued during the three months ended June 30, 2014.  Operating expenses during the three months ended June 30, 2013 were primarily due to accrued and unpaid salary and other administrative costs.

Other Income (Expenses)

 Gain on change in derivative liability.  For the three months ended June 30, 2014 we had a gain on the change in derivative liability of $4,818,541, which represents the change in the value of the derivative liability based on the Black-Scholes value of our outstanding convertible notes payable.

Interest Expense.  For the three months ended June 30, 2014, interest expense totaled $246,400, as compared to $357,346 in the prior year.  The decrease is due to lower interest bearing note balances and a lower premium expense in the prior year.

Discontinued operations

In April, 2013 we exited the Feel Golf business segment, in order to focus on creating a bridge between technology, product branding and social networking in a cloud based environment.  As a result, we incurred the following:

Loss on disposition of business segment.  We incurred a loss related to the disposition of net assets and liabilities of the Feel Golf business segment totaling $414,289 during the three months ended June 30, 2013.  We had no similar loss in fiscal 2014.

Loss from discontinued operations.  We incurred a loss from the discontinued operations of the Feel Golf business segment in fiscal 2013 of $134,905.  We had no similar loss from discontinued operations during the three months ended June 30, 2014.

Six Month period ended June 30, 2014

Sales

Sales increased to $411,340 for the six months ended June 30, 2014, as compared to $51 for the year-ago period.  The increase is due to revenues generated from the acquisitions made by the Company during fiscal 2014, including Health & Beyond Nutra, LLC, in January, 2014 and Provectus, LLC (created by the acquisitions of Venturian Group, Inc. and Perfect Solutions, Inc., both acquired in April, 2014.

Cost of Sales and Gross Profit

Our cost of sales increased to $189,394 for the six months ended June 30, 2014, as a result of the increase in revenues for the six months ended June 30, 2014, from our Health & Beyond Nutra, LLC and Provectus, LLC subsidiaries.  Cost of sales for fiscal 2013 were attributed to the revenue generated from our Mind360, LLC subsidiary.

Operating Expenses

Depreciation and amortization expense

Depreciation and amortization expense totaled $461,611 for the six months ended June 30, 2014, as compared to $0 in the prior year period.  The increase is due to the acquisitions completed during the fiscal 2014.

General and administrative expenses

Our General and administrative expenses from continuing operations increased to $2,779,055, and is primarily due to accrued and unpaid salary and other administrative costs related to the acquisitions made during fiscal 2014, and share-based compensation for our corporate officers of $1,453,093 issued during the six months ended June 30, 2014.  Operating expenses during the six months ended June 30, 2013 were primarily due to accrued and unpaid salary and other administrative costs.

Other Income (Expenses)

Gain on change in derivative liability.  For the six months ended June 30, 2014 we had a gain on the change in derivative liability of $237,875, which represents the change in the value of the derivative liability based on the Black-Scholes value of our outstanding convertible notes payable.

Premium expense.  For the six months ended June 30, 2014 we had a premium expense of $260,000 included in interest expense, attributable to our convertible notes payable, versus $0 in fiscal 2013.

Interest Expense.  For the six months ended June 30, 2014, interest expense totaled $396,735, as compared to $357,346 in the prior year.  The decrease is due to lower interest bearing note balances and a lower premium expense in the prior year.

Discontinued operations

In April, 2013 we exited the Feel Golf business segment, in order to focus on creating a bridge between technology, product branding and social networking in a cloud based environment.  As a result, we incurred the following:

Loss on disposition of business segment.  We incurred a loss related to the disposition of net assets and liabilities of the Feel Golf business segment totaling $414,289 during the six months ended June 30, 2014.  We had no similar loss in fiscal 2014.

Loss from discontinued operations.  We incurred a loss from the discontinued operations of the Feel Golf business segment in fiscal 2013 of $134,905.  We had no similar loss in fiscal 2014.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $112,873 as of June 30, 2014, as compared to cash of $85,695 as of December 31, 2013.  Net cash used in operating activities for six months ended June 30, 2014 and 2013 was $422,684 and $193,773 respectively.

Cash flows used in investing activities totaled $71,067 and $193,773 for the six months ended June 30, 2014 and 2013, respectively.

Cash flows provided by financing activities totaled $520,930 during the six months ended June 30, 2014 compared to $193,987 for the six months ended June 30, 2013.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules  13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure and control procedures are also designed to ensure that such information is accumulated and communicated to management, including the chief executive officer and principal accounting officer, to allow timely decisions regarding required disclosures. As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of June 30, 2014, our disclosure controls and procedures were not effective due to a lack of adequate segregation of duties and the absence of an independent audit committee.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

In order to remedy our existing internal control deficiencies, and as our finances allow, we will hire additional accounting staff.

 Changes in Internal Control over Financial Reporting

Management has evaluated whether any changes in our internal control over financial reporting as of June 30, 2014 were made. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

NONE

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 1A - RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 1, 2014 the Company issued three of its officers 854,760,778 shares pursuant to their employment agreements.  The shares were valued at $1,453,093, or $0.00171/share, and was recorded as compensation expense in the accompanying financial statements.  The recipients were accredited investors and the issuances were exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that act.

In February, 2014 the Company issued 46,000,000 shares to four members of its advisory committee.  The shares were valued at $0.0015/share or $69,000.  The recipients were accredited investors and the issuances were exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that act.

In February, 2014 the Company issued 11,866,792 shares to settle outstanding amounts due to two creditors.  The shares were valued at $0.004/share, or $57,500.

In May, 2014 the Company issued 30,769,231 shares of its common stock, in lieu of pay to three of its executive officers.  The shares were valued at $64,000, or $0.00208 per share.  The recipients were accredited investors and the issuances were exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that act.

In April, 2014 the Company issued 870,000 shares of its Series A preferred stock to Venturian Group, Inc. as part of the consideration for the acquisition.  The shares were valued at $610,000.

In April, 2014, the Company issued 537,600 shares of its Series A preferred stock to Stephen Vogt per the terms of his employment agreement.  The shares were valued at $385,807.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

ExhibitNumber	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

* Filed herein

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELLIGENT LIVING INC. (Registrant)

Date: August 19, 2014	By:	/s/ Paul Favata
Paul Favata President and principal executive officer

Date: August 19, 2014	By:	/s/ Mark Lucky
Mark Lucky Chief Financial Officer