Form 10-Q
period 2014-09-30
Intelligent Living Inc.
filed 2014-11-14
CIK 1141673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Intelligent Living Inc.

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of common shares outstanding as of September 30, 2014 was 2,828,099,650 and as of the filing date, the outstanding is 3,504,828,500.

EXPLANATORY NOTE

On April 15, 2014 the management of Intelligent Living Inc. (the “Company”) and its Board of Directors (the “Board”) concluded that the previously issued consolidated financial statements contained in the Company’s Quarterly Report on Form 10-Q (the “Form 10-Q”) for the quarter ended September 30, 2013 (the “Prior Period”) should no longer be relied upon because of errors related to the presentation of certain information included in the consolidated financial statements and footnotes to the consolidated financial statements. The Company has determined that it is necessary to reclassify and correct certain non-cash related transactions as presented within the statement of operations and statement of cash flows along with their corresponding impact on the Company’s consolidated financial statements. The Company is restating its consolidated financial statements in this Form 10-Q for the quarter ended September 30, 2013 as part of the filing of this Form 10-Q.

OTHER PERTINENT INFORMATION

When used in this report, the terms “Intelligent Living,” "we," "our," and "us" refers to Intelligent Living Inc., a Nevada corporation.  When used in this report, “fiscal 2014” means the year ended December 31, 2014 and "fiscal 2013" means the year ended December 31, 2013.  The information which appears on our website at www.intelligentlivinginc.com is not part of this report.

Intelligent Living Inc.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

INTELLIGENT LIVING INC.

Consolidated Balance Sheets

	September 30,		September 30,
	2014	December 31,	2013
	(unaudited)	2013(1)	(unaudited)
CURRENT ASSETS:			(restated)
Cash	$36,214	$85,695	$50,985
Accounts receivable	103,898	-	-
Inventory	2,216	-	-
Other current assets	20,473	-	-
Total Current Assets	162,801	85,695	50,985

OTHER ASSETS:
Property and equipment, net	336,966	102,281	17,457
Other assets	16,192	-	-
Intangible assets, net	2,534,100	1,507,042	1,507,042
Total assets	$3,050,059	$1,695,018	$1,575,484

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable and accrued expenses	$559,170	$350,818	$325,830
Accrued salaries	521,876	216,000	116,000
Accrued royalty on preferred stock	60,442	-	-
Leases payable	103,190	-	-
Convertible notes payable, current portion, net of discounts and premiums	1,264,272	923,439	730,975
Derivative liability	709,343	951,267	1,954,533
Total Current Liabilities	3,218,293	2,441,524	3,127,338

Long Term Liabilities:
Convertible notes payable, net of discounts and premiums	2,022,050	1,274,782	1,060,067

Total Liabilities	5,240,343	3,716,306	4,187,405

Stockholders' Deficit
Preferred stock, $0.0001 par value; 20,000,000 shares authorized
Series A preferred stock (2,127,600 and 0 issued and outstanding, respectively)	213	-	-
Series B preferred stock (96,000 and 0 outstanding, respectively)	96,000	-	-
Common stock, $0.001 par value; 6,000,000,000 shares authorized, 2,828,079,575 and 683,157,893 and 450,937,071 shares issued and outstanding, respectively	2,828,079	683,157	450,937
Additional paid-in capital	4,531,545	3,093,960	3,087,031
Accumulated deficit	(9,646,121)	(5,798,405)	(6,149,889)

Total stockholders' deficit	(2,190,284)	(2,021,288	(2,611,921)

Total Liabilities and Stockholders' Deficit	$3,050,059	$1,695,018	$1,575,484

 See accompanying notes to unaudited consolidated financial statements

(1)

Derived from audited financial statement

INTELLIGENT LIVING INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
		(Restated)		(Restated)
Sales	$ 452,124	$ 358	$ 863,464	$ 409

Cost of sales	212,173	24	407,319	29
Gross profit	239,951	334	456,145	380

Operating expenses:
Depreciation and amortization expense	321,475		783,086
General and administrative	630,336	268,318	3,403,640	447,652
Total Operating Expenses	951,811	268,318	4,186,726	447,652

Loss from operations	(711,860)	(267,985)	(3,730,581)	(447,272)

Other income (expenses):
Gain on change in fair value of derivative liability	265,039	952,553	502,914	11,713,796
Interest income	-	2	-	3
Interest expense	(225,317)	(86,064)	(622,051)	(443,410)
Total other income (expenses):	39,722	866,491	(119,137)	11,270,389

Income (loss) from continuing operations	(672,138)	598,506	(3,849,718)	10,823,117

Discontinued operations:
Loss from operations of discontinued Feel Golf division	-	-	-	(134,905)
Loss on disposal of Feel Golf Division	-	-	-	(414,290)
Net income (loss)	$ (672,138)	$ 598,506	$ (3,849,718)	$ 10,273,922

Income (loss) per common share - basic	($0.00)	$0.00	($0.00)	$0.05
Income (loss) per common share – diluted	($0.00)	$0.00	($0.00)	$0.00
Weighted average common shares outstanding basic	2,716,986,800	244,362,500	1,889,410,950	222,469,250
Weighted average common shares outstanding – fully diluted	-	2,153,251,350	-	2,131,358,100

See accompanying notes to unaudited consolidated financial statements

INTELLIGENT LIVING INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013 (Restated)
Net Cash Used in Operating Activities	$(775,541)	$(291,727)

CASH FLOWS FROM INVESTING ACTIVITIES

Investment in capitalized software	(24,870)	(22,654)
Purchase of property and equipment	(4,000)	(1,000)
Net Cash Used in Investing Activities	(28,870)	(23,654)

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of related party note payable	-	(12,450)
Proceeds from notes payable	754,930	367,671
Net Cash Provided by Financing Activities	754,930	355,221

NET INCREASE (DECREASE) IN CASH	(49,481)	39,840
CASH AT BEGINNING OF PERIOD	85,695	11,145

CASH AT END OF PERIOD	$36,214	$50,985

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$-	$-
Income taxes	-	-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Stock issued in conversion of convertible notes	$569,805	$113,658

The accompanying notes are an integral part of these financial statements.

INTELLIGENT LIVING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(Unaudited)

NOTE 1 – NATURE OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Intelligent Living Inc. (“Intelligent Living”, the “Company”, “we”, “us”), formerly known as Intelligent Living Inc. and Feel Golf Co., Inc. (“FGC”), was  incorporated in the State of California in 2000.  As a result of acquisitions completed during this fiscal year, which are described below, we operate in two business segments:

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

SEPTEMBER 30, 2014

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

These consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2013, contained in the Company’s Annual Report on Form 10-K/A filed with the SEC on June 13, 2014. The results of operations for the three and nine months ended September 30, 2014, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending December 31, 2014.

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

Reclassification of Financial Statement Accounts

Certain amounts in the December 31, 2013 financial statements have been reclassified to conform to the presentation in the September 30, 2014 financial statements.

Cash and Cash Equivalents

For purposes of the balance sheets and cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at time of purchase to be cash equivalents.

Concentrations of Risk

The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $250,000 USD. At September 30, 2014, the Company’s bank deposits did not exceed the insured amount.

Basis of Consolidation

The consolidated financial statements for the nine months ended September 30, 2014 include the operations of the Company and its wholly-owned operating subsidiaries, Provectus, LLC and Health & Beyond Nutra Company, LLC.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Trade Accounts Receivable

Accounts receivable consists of normal trade receivables. We recorded a bad debt allowance of $0 as of September 30, 2014.  Management performs ongoing evaluations of its accounts receivable, and believes that all remaining receivables are fully collectable.  Bad debt expense amounted to $0 and $0 for the nine months ended September 30, 2014 and 2013, respectively.

Inventory

Inventory is valued at the lower of cost or market, on an average cost basis.

INTELLIGENT LIVING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

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

Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent from other groups of assets. The evaluation of long-lived assets requires the Company to use estimates of future cash flows. However, actual cash flows may differ from the estimated future cash flows used in these impairment tests. As of September 30, 2014, management does not believe any of the Company’s long-lived assets require impairment.

INTELLIGENT LIVING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

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

The following table presents assets and liabilities that are measured and recognized at fair value as of September 30, 2014

Assets and liabilities measured at fair
value on a recurring and nonrecurring
basis at September 30, 2014:
Recurring:	Level 1	Level 2	Level 3
Derivative liability	$-	$-	$709,343
Total	$-	$-	$709,343

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

The following table sets forth a summary of change in fair value of our derivative liabilities for the Nine Months Ended September 30, 2014:

Beginning balance at December 31, 2013	$ 951,267
Change in fair value of embedded conversion features of convertible debentures included in earnings	(502,914)
Embedded conversion derivative liability recorded in connection with the issuance of convertible debentures	$ 260,990
Ending balance	$ 709,343

INTELLIGENT LIVING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

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

•

Implementation and set-up fees are recognized at the time those services are completed

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

Advertising Costs

The Company expenses the costs of advertising as advertising is normally in short-term publications. Total advertising costs for the nine months ended September 30, 2014 and 2013 were $10,582 and $0, respectively.

Stock-Based Compensation

The Company follows the provisions of ASC 718, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The Company uses the Black-Scholes pricing model for determining the fair value of stock based compensation.

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

SEPTEMBER 30, 2014

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

SEPTEMBER 30, 2014

(Unaudited)

NOTE 1 – NATURE OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings per share

Basic earnings per share are computed using net income and the weighted-average number of common shares outstanding for each period presented. The diluted earnings per share calculation also includes the effects of the assumed the conversion of convertible debt at the end of each period presented. Diluted earnings per share are calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income (loss)	(672,138)	598,505	(3,849,718)	10,273,920

Weighted average common shares outstanding - basic	2,716,986,800	244,362,500	1,889,410,950	222,469,250

Additional shares for outstanding convertible debt	2,709,882,550	1,908,888,850	2,709,882,550	1,908,888,850

Average common shares outstanding - diluted	5,426,869,350	2,153,251,350	4,599,293,500	2,131,358,100

Earnings (loss) per share of common stock - basic	$ (0.00)	$ 0.00	$ (0.00)	$ 0.05

Earnings (loss) per share of common stock - diluted	$ (0.00)	$ 0.00	$ (0.00)	$ 0.00

NOTE 2 - GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. During the nine months ended September 30, 2014, the Company realized an operating loss of $3,730,581, and had a working capital deficit and stockholders’ deficit of $3,055,492 and $2,190,284, respectively, as of September 30, 2014. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.  These facts raise substantial doubt about the Company’s ability to continue as a going concern.

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

INTELLIGENT LIVING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(Unaudited)

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30,	December 31,	September 30,
	2014	2013	2013
Furniture & Office Equipment	$ 96,667	$ 500	$ 500
Capitalized software development costs	165,081	101,781	16,957
Equipment	316,891	-	-
Total Property and Equipment	578,639	102,281	17,457

Less: Accumulated Depreciation	(241,673)	-	-
Net Property and Equipment	$ 336,966	$ 102,281	$ 17,457

Depreciation expense for the nine months ended September 30, 2014 and 2013 was $35,179 and $21,310 respectively, which is included as part of discontinued operations for fiscal 2013.

Note 4 - ACQUISITIONS

Acquisition of Intelligent Living

On April 5, 2013, the shareholders of Intelligent Living, Inc. (ILIV)., a Florida corporation, entered into a share exchange agreement with Feel Golf Company, Inc. (the Company)., for the transfer of all of the issued and outstanding capital stock of Intelligent Living, in exchange for 35,714,286 shares of the Company’s common stock, or 27% of the then outstanding shares, representing consideration of $500,000 based on the closing price of the Company’s common stock.

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

Acquisition of Health and Beyond, LLC

On January 4, 2014, Intelligent Living Inc. (the “Buyer”) entered into an Asset Acquisition Agreement with Health and Beyond LLC (“Seller”), a Florida corporation. The Agreement calls for Intelligent Living to pay $200,000 to Health and Beyond for the assets, payable as follows:

Promissory note	$ 100,000
Issuance of 35,000,000 shares of common stock	21,000
Cash payable	79,000
Total purchase price	$ 200,000

The $100,000 promissory note is in the form of a Revenue Assignment Agreement in which the Company will pay down the note using the proceeds from the revenues earned from the Health and Beyond assets acquired.

The 35,000,000 restricted common shares issued were valued at $0.0006 per share, the fair market value on the date of the transaction, as quoted on the OTC market.

INTELLIGENT LIVING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(Unaudited)

Note 4 – ACQUISITIONS, continued

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

INTELLIGENT LIVING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(Unaudited)

 Note 4 – ACQUISITIONS, continued

The aggregate purchase price consisted of the following for each transaction:

Venturian Group

Cash payment to seller	$150,000
Fair value of 870,000 shares of series A preferred stock issued to seller	610,000
Note payable to seller	610,000
$1,370,000

The following table summarizes the estimated fair values of Venturian’s assets acquired and liabilities assumed at the date of the acquisition:

Cash	$8,995
Accounts Receivable and other assets	10,676
Property and equipment, net	199,464
Intangible assets	1,194,104
Accounts payable and accrued expenses	(43,239)
$1,370,000

Acquisition of Venturian Group and Perfect Solutions, Inc.

The following table summarizes the required disclosures of the pro forma combined entity, as if the acquisition of Venturian Group occurred at January 1, 2013.

	For the Nine Months Ended September 30,
	2013	2014
Sales	$1,241,426	$1,105,620

Net income (loss)	10,413,543	(3,786,718)

Net income (loss) per common share	$ 0.05	$ (0.00)

The above unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of results of operations that actually would have resulted had the acquisition occurred at January 1, 2013, nor is it necessarily indicative of future operating results.

The aggregate purchase price consisted of the following:

Perfect Solutions

Cash payment to seller	$150,000
Note payable to seller	275,000
$425,000

INTELLIGENT LIVING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(Unaudited)

Note 4 – ACQUISITIONS, continued

The following table summarizes the estimated fair values of Perfect Solutions’ assets acquired and liabilities assumed at the date of the acquisition:

Cash	$26,115
Accounts Receivable	10,804
Other current assets	(432)
Property and equipment, net	30,372
Intangible assets	386,571
Accounts payable and accrued expenses	(28,430)
$425,000

The Company accounted for these acquisitions utilizing the acquisition method of accounting in accordance with ASC #805 “Business Combinations”.

NOTE 5 - INTANGIBLE ASSETS

Intangible assets consist of the following:

	September 30,	December 31,	September 30,
	2014	2013	2013
Mind360 Studios (Note 4)	$ 1,000,000	$ 1,000,000	$ 1,000,000
Intelligent Living (Note 4)	507,042	507,042	507,042
Health & Beyond	200,000
Venturian, Inc.	1,194,104
Perfect Solutions	386,571
	$ 3,287,717	$ 1,507,042	$ 1,507,042
Less: Accumulated amortization	(753,617)	-	-

Total intangible assets	$ 2,534,100	$ 1,507,042	$ 1,507,042

The Company is amortizing the assets over their useful lives, which range from three to five years, once placed in service.  The Company determined that the future cash flows to be provided from these assets exceed the carrying amount as of September 30, 2014 and therefore determined that no impairment charge was necessary as of September 30, 2014.  The intangible assets consist of purchased patents, customer relationships, copyrights, and Intellectual property.

Amortization expense subsequent to the quarter ended September 30, 2014 is as follows:

Years ending December 31:
2014	$307,310
2015	1,029,239
2016	1,029,239
2017	168,312
$2,534,100

INTELLIGENT LIVING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(Unaudited)

NOTE 6 – RELATED PARTY TRANSACTIONS

As of September 30, 2014 and December 31, 2013, the following amounts were owed to officers to the Company as accrued but unpaid compensation and included in Accrued Salaries on the balance sheet:

	September 30,	December 31,	September 30,
	2014	2013	2013
Dr. Rouziers, Chief Medical Officer	$ 96,000	$ 48,000	$ 24,000
Josh Eikov, Chief Strategy Officer	51,668	40,000	10,000
Paul Favata, President	141,168	56,000	32,000
Victoria Rudman, Chief Executive Officer	27,500	72,000	50,000
Mark Lucky, Chief Financial Officer	107,540	-	-
Total	$ 423,876	$ 216,000	$ 116,000

NOTE 7 - LEASES PAYABLE

Intelligent Living acquired Venturian Group, Inc. in April, 2014, and included the following capital lease obligations related to the acquisition of office furniture and computer networking equipment:

September 30,
2014
Baytree Furniture	$3,173
Cisco Systems	$43,822
NetApp	$56,195
103,190

Minimum lease commitments remaining for the fiscal periods subsequent to September 30, 2014 are as follows:

Years ending December 31,:
2014	$36,520
2015	58,312
2016	8,358
$103,190

NOTE 8 – CONVERTIBLE NOTES PAYABLE

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

The original note matured on December 31, 2012 and was in default as of December 31, 2013. Due to the default, the Company entered into an amendment and changed the conversion terms to $0.0001 effective January 29, 2013. On August 14, 2013, the conversion terms were reverted back to the original terms. As of September 30, 2014 the outstanding balance on the LSV portion of the note is $0; the Arnold Goldin portion is $1,009; the Somesing portion is $0; the R&T Sports Marketing portion is $0; and the Taconic portion is $12,009.  A derivative liability was recorded on these notes as the Company was unable to determine if they had sufficient authorized shares as a result of the convertible note that was issued in March, 2013 which was convertible at 50% of the market price of the common stock.  Accrued interest on these notes at September 30, 2014 totaled $23,580.

INTELLIGENT LIVING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(Unaudited)

NOTE 8 – CONVERTIBLE NOTES PAYABLE, continued

On January 31, 2013 the Company entered into a convertible note agreement with Taconic Group, LLC, (the “Holder”) for $20,000.  The note bears interest at the rate of 15% per annum beginning January 31, 2013, and matures on January 31, 2015.  The note is convertible, at the option of the Holder into the Company’s common stock at a conversion price of $.0001. The note may be redeemed by the Company at any time prior to maturity with notice to the Holder, and payment of a premium of 150% on the unpaid principal and interest amount of the note.  The principal balance outstanding at September 30, 2014 is $12,500.  The Company recorded a beneficial conversion feature on this note.  The unamortized debt discount is $2,500 at September 30, 2014.  Accrued interest on this note at September 30, 2014 totaled $6,341.

On February 21, 2013 the Company entered into a convertible note agreement with Long Side Ventures, LLC, (the “Holder”) for $5,000.   The note bears interest at the rate of 10% per annum beginning February 21, 2013, and matures on February 21, 2015.  The note is convertible, at the option of the Holder into the Company’s common stock at a conversion price of $.0001. The note may be redeemed by the Company at any time prior to maturity with notice to the Holder, and payment of a premium of 150% on the unpaid principal and interest amount of the note.  The principal balance outstanding at September 30, 2014 is $0.

On March 8, 2013 the Company entered into a convertible note agreement with Michael A. Rogoff, an individual (the “Holder”) for $50,000.  The note bears interest at the rate of 10% per annum beginning March 1, 2013, and matures on March 1, 2015.  The note is convertible, at the option of the Holder into the Company’s common stock at a conversion price based on 50% of the average of the five lowest intraday prices for the common stock during the previous twenty trading days immediately preceding the conversion request.  The note may be redeemed by the Company at any time prior to maturity with notice to the Holder, and payment of a premium of 150% on the unpaid principal and interest amount of the note.  The note was purchased by Longside Ventures for $75,000.  The additional $25,000 incurred has been recorded as an expense during the year ended December 31, 2013.  The balance outstanding on the new note to Longside Ventures is $75,000 at September 30, 2014.  The Company recorded a put premium on this note as of the date of the transaction.  Accrued interest on this note at September 30, 2014 totaled $5,800.

On March 8, 2013 the Company entered into a convertible note agreement with Marvin Neuman, an individual (the “Holder”) for $50,000.   The note bears interest at the rate of 10% per annum beginning March 1, 2013, and matures on March 1, 2015.  The note is convertible at any time after thirty days, at the option of the Holder into the Company’s common stock at a conversion price based on 50% of the average of the five lowest intraday prices for the common stock during the previous twenty trading days immediately preceding the conversion request.  The note may be redeemed by the Company at any time prior to maturity with notice to the Holder, and payment of a premium of 150% on the unpaid principal and interest amount of the note.  The note was purchased by Longside Ventures for $75,000.  The additional $25,000 incurred has been recorded as an expense during the year ended December 31, 2013.  The balance outstanding on the new note to Longside Ventures is $52,050 at September 30, 2014.  The Company recorded a put premium on this note as of the date of the transaction.  Accrued interest on this note at September 30, 2014 totaled $6,376.

On May 1, 2013 the Company entered into a convertible note agreement with Monbridge, Inc., (the “Holder”) for $150,000.   The note bears interest at the rate of 15% per annum beginning May 1, 2013, and matures on May 1, 2014.  The note is convertible, at the option of the Holder into the Company’s common stock at a Variable Conversion Price calculated at 40% times the market price. The note may be redeemed by the Company at any time prior to maturity with notice to the Holder, and payment of a premium of 150% on the unpaid principal and interest amount of the note.  The balance outstanding at September 30, 2014 is $0.

INTELLIGENT LIVING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(Unaudited)

NOTE 8 – CONVERTIBLE NOTES PAYABLE, continued

On May 10, 2013, the Company entered into an acquisition agreement with New Castle County Services, Inc., a Delaware corporation (“NCCS”) for the purchase of all assets relating to cognitive bran training games websites and blog (including the website Mind360.com).  As consideration for the acquisition of the assets, the Company agreed to pay $150,000 to NCCS, no later than November 10, 2014 and delivered to NCCS a promissory note in the amount of $850,000.  The $150,000 upfront obligation was fully paid in the first quarter of 2014.  The promissory note has a due date of May 1, 2016 and is convertible at NCCS’s option, into the Company’s common stock at the average trading prices for the common stock during the ten trading day period ending one trading day prior to the date of the conversion notice.  The principal balance outstanding at September 30, 2014 is $850,000, and the accrued interest on the note at September 30, 2014 is $61,127.

On September 25, 2013 the Company entered into a convertible note agreement with Pasquale Pascullo, an individual (the “Holder”) for $50,000.  The note bears interest at the rate of 10% per annum beginning September 25, 2013, and matures on

September 25, 2015.  The note is convertible, at the option of the Holder into the Company’s common stock at a conversion price based on 50% of the average of the five lowest intraday prices for the common stock during the previous twenty trading days immediately preceding the conversion request.  The note may be redeemed by the Company at any time prior to maturity with notice to the Holder, and payment of a premium of 150% on the unpaid principal and interest amount of the note.  The principal balance outstanding at September 30, 2014 is $0.

On November 12, 2013 the Company entered into a convertible note agreement with Michael A. Rogoff, an individual (the “Holder”) for $100,000.  The note bears interest at the rate of 10% per annum beginning November 12, 2013, and matures on November 12, 2015.  The note is convertible, at the option of the Holder into the Company’s common stock at a conversion price based on 50% of the average of the five lowest intraday prices for the common stock during the previous twenty trading days immediately preceding the conversion request.  The note may be redeemed by the Company at any time prior to maturity with notice to the Holder, and payment of a premium of 150% on the unpaid principal and interest amount of the note.  The principal balance outstanding at September 30, 2014 is $100,000.  The Company recorded a put premium on this note as of the date of the transaction.  The accrued interest on the note at September 30, 2014 is $9,183.

On December 31, 2013 the Company entered into a convertible note agreement with Marvin Neuman, an individual (the “Holder”) for $75,000.   The note bears interest at the rate of 10% per annum beginning December 31, 2013, and matures on December 31, 2015.  The note is convertible at any time after thirty days, at the option of the Holder into the Company’s common stock at a conversion price based on 50% of the average of the five lowest intraday prices for the common stock during the previous twenty trading days immediately preceding the conversion request.  The note may be redeemed by the Company at any time prior to maturity with notice to the Holder, and payment of a premium of 150% on the unpaid principal and interest amount of the note.  The principal balance outstanding at September 30, 2014 is $75,000.  The Company recorded a put premium on this note as of the date of the transaction.  The accrued interest on the note at September 30, 2014 is $5,800.

On February 20, 2014 the Company entered into a convertible note agreement with Long Side Ventures, LLC, (the “Holder”) for $20,000.   The note bears interest at the rate of 10% per annum beginning February 20, 2014, and matures on February 20, 2016.  The note is convertible, at the option of the Holder into the Company’s common stock at a conversion price of 50% of the average of the five lowest intraday prices for the Company’s stock during the previous 20 trading days. The note may be redeemed by the Company at any time prior to maturity with notice to the Holder, and payment of a premium of 150% on the unpaid principal and interest amount of the note.  The principal balance outstanding at September 30, 2014 is $20,000.  The Company recorded a put premium on this note as of the date of the transaction.  The accrued interest on the note at September 30, 2014 is $1,251.

On March 11, 2014 the Company entered into a convertible note agreement with R&T Sports Marketing Inc., a Florida corporation, (the “Holder”) for $50,000.   The note bears interest at the rate of 10% per annum beginning March 11, 2014, and matures on March 11, 2016.  The note is convertible, at the option of the Holder into the Company’s common stock at a conversion price of 50% of the average of the five lowest intraday prices for the Company’s stock during the previous 20 trading days. The note may be redeemed by the Company at any time prior to maturity with notice to the Holder, and payment of a premium of 150% on the unpaid principal and interest amount of the note.  The principal balance outstanding at September 30, 2014 is $50,000.  The Company recorded a put premium on this note as of the date of the transaction.  The accrued interest on the note at September 30, 2014 is $2,838.

INTELLIGENT LIVING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(Unaudited)

NOTE 8 – CONVERTIBLE NOTES PAYABLE, continued

On March 24, 2014 the Company entered into a convertible note agreement with Long Side Ventures, LLC, (the “Holder”) for $20,000.   The note bears interest at the rate of 10% per annum beginning March 24, 2014, and matures on March 24, 2016.  The note is convertible, at the option of the Holder into the Company’s common stock at a conversion price of 50% of the average of the five lowest intraday prices for the Company’s stock during the previous 20 trading days. The note may be redeemed by the Company at any time prior to maturity with notice to the Holder, and payment of a premium of 150% on the unpaid principal and interest amount of the note.  The principal balance outstanding at September 30, 2014 is $40,000.  The Company recorded a put premium on this note as of the date of the transaction.  The accrued interest on the note at September 30, 2014 is $2,118.

On April 8, 2014 the Company entered into a convertible note agreement with Arnold Goldin, (the “Holder”) for $50,000.  The note bears interest at the rate of 10% per annum beginning April 8, 2014, and matures on April 8, 2016.  The note is convertible, at the option of the Holder into the Company’s common stock at a conversion price of 50% of the average of the five lowest intraday prices for the Company’s stock during the previous 20 trading days. The note may be redeemed by the Company at any time prior to maturity with notice to the Holder, and payment of a premium of 150% on the unpaid principal and interest amount of the note.  The principal balance outstanding at September 30, 2014 is $50,000.  The Company recorded a put premium of $50,000 on this note as of the date of the transaction.  The accrued interest on the note at September 30, 2014 is $2,460.

On April 8, 2014 the Company entered into a convertible note agreement with Brent Coetzee, (the “Holder”) for $50,000.  The note bears interest at the rate of 10% per annum beginning April 8, 2014, and matures on April 8, 2016.  The note is convertible, at the option of the Holder into the Company’s common stock at a conversion price of 50% of the average of the five lowest intraday prices for the Company’s stock during the previous 20 trading days. The note may be redeemed by the Company at any time prior to maturity with notice to the Holder, and payment of a premium of 150% on the unpaid principal and interest amount of the note.  The principal balance outstanding at September 30, 2014 is $50,000.  The Company recorded a put premium of $50,000 on this note as of the date of the transaction.  The accrued interest on the note at September 30, 2014 is $2,460.

On April 8, 2014 the Company entered into a convertible note agreement with Somesing, LLC, (the “Holder”) for $50,000.  The note bears interest at the rate of 10% per annum beginning April 8, 2014, and matures on April 8, 2016.  The note is convertible, at the option of the Holder into the Company’s common stock at a conversion price of 50% of the average of the five lowest intraday prices for the Company’s stock during the previous 20 trading days. The note may be redeemed by the Company at any time prior to maturity with notice to the Holder, and payment of a premium of 150% on the unpaid principal and interest amount of the note.  The principal balance outstanding at September 30, 2014 is $50,000.  The Company recorded a put premium of $50,000 on this note as of the date of the transaction.  The accrued interest on the note at September 30, 2014 is $2,460.

On April 25, 2014 the Company acquired certain assets from Venturian Group, Inc. in exchange for a cash payment of $150,000, and 870,000 Series A preferred shares valued at $610,000, and a promissory note in the principal amount of $610,000, carrying an interest rate on the outstanding balance of 6% per annum.  Monthly principal and interest payments totaling $28,892 commences January 1, 2015 with the final payment due on or before April 1, 2016.  The principal balance outstanding at September 30, 2014 is $610,000.

On April 25, 2014 the Company acquired Perfect Solutions Software, Inc. and Perfect Solutions, Inc., in exchange for a promissory note in the amount of $275,000, carrying an interest rate on the outstanding balance of 6% per annum.  Principal and interest is due on or before January 1, 2015.  The principal balance outstanding at September 30, 2014 is $275,000.

INTELLIGENT LIVING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(Unaudited)

NOTE 8 – CONVERTIBLE NOTES PAYABLE, continued

On April 25, 2014 the Company executed a Senior Secured Promissory Note (the “Note”) in the amount of $300,000 with Hoyts Hollow Management LLC. The proceeds from this financing were used to finance the acquisition agreements with both Venturian and Perfect Solutions Software.  The note bears interest at the rate of 18% per annum.  The payment maturity date is November 1, 2015. Monthly payments of principal and interest total $19,142 and commence June 1, 2014.  The Note is secured by a continuing security interest in and to, and lien upon, all of the Company’s and its current or future subsidiaries assets as well as all accounts and other receivables from the sales of the Company, instruments or other forms of obligations as well as all products and proceeds from the above described collateral.  The principal balance outstanding at September 30, 2014 is $240,102.  The accrued interest on the note at September 30, 2014 is $3,831.

On June 10, 2014, the Company entered into a Securities Purchase Agreement with KBM Worldwide, Inc., pursuant to which we sold to KBM an 8% Convertible Promissory Note in the original principal amount of $42,500 (the “Note”). The Note has a maturity date of March 15, 2015, and is convertible after 180 days into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 52% multiplied by the Market Price (representing a discount rate of 48%). “Market Price” means the average of lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means the closing bid price on the applicable day. The “Fixed Conversion Price” shall mean $0.0029. The shares of common stock issuable upon conversion of the Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The Note can be prepaid by us at a premium as follows: (a) between 0 and 30 days after issuance – 110% of the principal amount; (b) between 31 and 60 days after issuance – 115% of the principal amount; (c) between 61 and 90 days after issuance – 120% of the principal amount; (d) between 91 and 120 days after issuance – 125% of the principal amount; and (e) between 121 and 180 days after issuance – 130% of the principal amount. The purchase and sale of the Note closed on June 10, 2014, the date that the purchase price was delivered to us.  The principal balance outstanding at September 30, 2014 is $42,500.  The Company recorded a derivative liability on this note due a ratchet provision included in the agreement.  The accrued interest on the note at September 30, 2014 is $1,053.

On July 8, 2014, the Company entered into a Securities Purchase Agreement with Adar Bays, LLC, pursuant to which we sold to Adar Bays an 8% Convertible Promissory Note in the original principal amount of $50,000 (the “Note”). The Note has a maturity date of June 15, 2015, and is convertible after 180 days into our common stock equal to 55% of the lowest trading price of the Common Stock as reported on the National Quotations Bureau OTCQB exchange which the Company’s shares are traded or any exchange upon which the Common Stock may be traded in the future ("Exchange"), for the twelve prior trading days including the day upon which a Notice of Conversion is received by the Company (The shares of common stock issuable upon conversion of the Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The Note can be prepaid by us at a premium of 150% of the face amount of the note within the first 180 days.  The principal balance outstanding at September 30, 2014 is $50,000.  The Company recorded a derivative liability on this note due to a ratchet provision included in the agreement.  The accrued interest on the note at September 30, 2014 is $1,170.

On July 8, 2014, the Company entered into a Securities Purchase Agreement with LG Capital Funding, LLC, pursuant to which we sold to LG Capital an 8% Convertible Promissory Note in the original principal amount of $75,000 (the “Note”). The Note has a maturity date of June 15, 2015, and is convertible after 180 days into our common stock equal to 55% of the lowest trading price of the Common Stock as reported on the National Quotations Bureau OTCQB exchange which the Company’s shares are traded or any exchange upon which the Common Stock may be traded in the future ("Exchange"), for the twelve prior trading days including the day upon which a Notice of Conversion is received by the Company (The shares of common stock issuable upon conversion of the Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The Note can be prepaid by us at a premium of 150% of the face amount of the note within the first 180 days.  The principal balance outstanding at September 30, 2014 is $75,000.  The Company recorded a derivative liability on this note due to a ratchet provision included in the agreement.  The accrued interest on the note at September 30, 2014 is $1,755.

On January 4, 2014, Intelligent Living Inc. (“Buyer”) entered into an Asset Acquisition Agreement with Health and Beyond LLC (“Seller”), a Florida corporation. As disclosed in Note 4, the consideration in the transaction included a promissory note in the amount of $100,000 in the form of a Revenue Assignment Agreement in which the Company agreed to pay down the note using the proceeds from the revenues earned from the Health and Beyond assets acquired. As of September 30, 2014, the balance on this note is $82,000.

INTELLIGENT LIVING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(Unaudited)

NOTE 8 – CONVERTIBLE NOTES PAYABLE, continued

A summary of our notes payable is as follows:

	September 30, 2014	December 31, 2013	September 30, 2013
Current:
Long Side Ventures 15% convertible debenture	$ -	$ 88,116	$ 112,990
Arnold S. Goldin Inc. 15% convertible debenture	1,009	19,250	21,050
R&T Sports Marketing 15% convertible debenture	-	-	2,845
Somesing LLC 15% convertible debenture	-	14,208	14,208
Taconic Group LLC 15% convertible debenture	12,009	40,366	45,508
Taconic Group LLC 15% convertible debenture	12,500	20,000	20,000
Long Side Ventures 10% convertible debenture	-	5,000	5,000
Monbridge Inc. 15% convertible debenture	-	150,000	150,000
LSV 15% convertible debenture	-	87,116	112,990
Adar	50,000
LG	75,000
Health & Beyond	82,000	-	-
KBM Worldwide	42,500	-	-
Hoyts Hollow	240,102	-	-
Perfect Solutions, Inc.	275,000	-	-
Notes payable - current portion	790,120	335,940	371,601
Unamortized debt discount	(137,898)	(12,500)	(15,625)
Put Premium	612,050	600,000	375,000
Net current notes payable	$1,264,272	$923,440	$730,976

Long term:
New Castle County Services Inc. 5% convertible debenture	850,000	850,000	850,000
Pascullo 10% convertible debenture	-	50,000	50,000
Long Side Ventures 10% convertible debenture	52,050	75,000	-
Michael Rogoff 10% convertible debenture	100,000	100,000	50,000
Long Side Ventures	20,000	-	-
R&T Sports Marketing	50,000	-	-
Long Side Ventures	40,000	-	-
Venturian Group, Inc.	610,000	-	-
Arnold Goldin	50,000	-	-
Brent Coetzee	50,000	-	-
Somesing, LLC	50,000	-	-
Marvin Neumann 10% convertible debenture	75,000	75,000	50,000
R&T DPA Blulife 8% convertible debenture	-	49,782	60,067
Long Side Ventures 10% convertible debenture	75,000	75,000	-
Notes payable - long term	2,022,050	1,274,782	1,060,067

Total notes payable	$3,286,322	$2,198,222	$1,791,043

INTELLIGENT LIVING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(Unaudited)

NOTE 8 – CONVERTIBLE NOTES PAYABLE, continued

The Company recorded derivative liabilities as follows:

	Ending Liability at September 30, 2014	Ending Liability at December 31, 2013	Ending Liability at September 30, 2013

Long Side Ventures 250k	$ 76,940	380,388	$ 412,226
Arnold Goldin 25k	40,465	141,086	374,689
Somesing LLC 25k	-	32,416	32,980
R&T Sports Marketing 25k	-	1,282	10,092
Taconic Group LLC 50k	112,725	254,408	730,394
KBM Worldwide	91,059	-	-
Taconic Group LLC 20k	90,990	122,883	318,148
Long Side Ventures 5k	-	28,835	76,065
Adar $50K Note	118,865
LG $75K Note	178,298
	$ 709,344	$ 951,268	$ 1,954,594

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

Dividends: None

Conversion:  The shares of Series A Preferred Stock are convertible into shares of the Company’s Common Stock at the rate of 50 shares of Common Stock for each share of Series A Preferred Stock.

INTELLIGENT LIVING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(Unaudited)

NOTE 9 - STOCKHOLDERS’ EQUITY, continued

On or about March 29, 2013, the Company redeemed 2,148,200 preferred shares held by former officers Otterbach, Worrell, and Cottingham with 1,124,000, 1,014,000, and 10,000, respectively,  which were issued in 2011, for agreed to consideration totaling $11,000. As of March 31, 2013, there remain 4,680,000 preferred shares outstanding (see subsequent events footnote regarding retirement of the Company’s remaining outstanding Class A Preferred shares).

On April 5, 2013, under the terms of the Asset Purchase Agreement described in Note 4 above, all remaining issued and outstanding preferred stock of Feel Golf Company, Inc. was redeemed by its former officer and shareholder. Concurrent with the redemption and per the terms of the Asset Purchase Agreement, the former officer and shareholder was issued 3,300,000 shares of Feel Golf common stock at the conversion rate of 50 shares of common stock for each share of Series A Preferred stock.

On January 8, 2014, in lieu of $72,000 of accrued salary due to our CEO, the Company issued 720,000 shares of Series A preferred stock, valued at $7,200.  The remaining balance of $64,800 was forgiven by our CEO, and credited to paid in capital.

On April 25, 2014, per the terms of his employment agreement, the Company issued 537,600 shares of Series A preferred stock to Stephen Vogt, Vice President of Provectus, LLC, valued at $385,808.  The issuance was accounted for as stock-based compensation expense, valued based on the number of common shares the preferred stock is convertible into, at the market price on the date of the transaction.

On April 25, 2014, per the terms of the Asset Purchase Agreement described in Note 4 above, the Company issued 870,000 shares of Series A preferred stock, valued at $610,000 as part of the consideration for the acquisition of Venturian Group, Inc.

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

INTELLIGENT LIVING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

NOTE 9 - STOCKHOLDERS’ EQUITY, continued

Conversion:  None

Effective February 25, 2014, the Board of Directors of Intelligent Living agreed to issue Preferred Stock of its Series B 8% Royalty Interest Participating Preferred Stock with a par value of $1.00 to certain Officers and Directors:

Paul Favata	56,000 Preferred B Shares

L. Joshua Eikov	40,000 Preferred B Shares

The Preferred Shares were issued in lieu of pay for services provided by Paul Favata from June 2013 through December 2013, and L. Joshua Eikov from September 2013 through December 2013.  The shares were valued at par value of $1.00 per share.

Common Stock

As of September 30, 2011, the Company increased its authorized common to 6,000,000,000 shares.

During the nine months ended September 30, 2014, the Company issued 69,691,892 shares of its common stock to consultants, vendors and advisory board members for services rendered, valued at $156,530, the fair value of the shares on the date of issuance based on the market price, resulting in an average of $0.00225 per share.

During the nine months ended September 30, 2014, the Company issued 886,122,381 shares of its common stock to employees, and officers of the Company for services valued at $1,518,982, the fair value of the shares on the date of issuance based on the market price, resulting in an average of $0.00181 per common share.

The Company also issued 1,149,107,519 shares of its common stock for conversion of a portion of the Company’s convertible debentures valued at $569,805. The average conversion price was $0.0005 per share.

In January, 2014 the Company issued 35,000,000 shares of common stock pursuant to an asset acquisition agreement with Health and Beyond, LLC, valued at $21,000, the fair value of the shares on the date of issuance.

INTELLIGENT LIVING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

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

	For the Nine Months Ended
	September 30
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

Our chief operating decision-maker is considered to be our Chief Executive Officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statements of operations. Therefore, the Company has determined that it operates in a single operating segment. For the periods ended September 30, 2014 and 2013 all material assets and revenues of the Company were in the United States.

INTELLIGENT LIVING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

NOTE 12 - RESTATEMENT

The consolidated financial statements as of September 30, 2013 and for the three-month and nine month periods ended September 30, 2013 have been restated to correct for the accounting related to errors in the presentation of certain information included in the financial statements and footnotes to the financial statements. The Company has determined that it is necessary to reclassify and correct certain non-cash related transactions as presented within the statement of operations and statement of cash flows along with their corresponding impact on the Company’s financial statements.

The adjustments primarily include properly accounting for the derivative liabilities associated with our convertible debt as of September 30, 2013, and adjustments to reflect the results of operations from the Feel Golf division as “discontinued operations”.  Total assets went from $1,630,604 to $3,050,059 and total liabilities went from $1,464,625 to $5,279,628, primarily due to the recording of the derivative liability related to our convertible debt of $1,954,533.  Net income for the nine months period ended September 30, 2013 went from a loss of $475,005 to a profit of $10,273,922, primarily due to the recognition of gain on the change in the value of derivative liabilities.

NOTE 13 – SUBSEQUENT EVENTS

Subsequent to September 30, 2014:

 In October, 2014, the Company entered into convertible promissory note with Darling Capital, LLC, a Florida limited liability company (the “Holder”), in the amount of $20,000 of a convertible note (“Note”).  The Note bears interest at the rate of 12% per annum beginning as of October 7, 2014, and matures on April 23, 2015.  The principal and accrued interest under the Note will be convertible into shares of Common Stock of the Company at a 60% discount to the lowest trading price with a 30 trading day look back.  The Note can be prepaid by us at a premium as follows: (a) between 0 and 30 days after issuance – 115% of the principal amount; (b) between 31 and 60 days after issuance – 120% of the principal amount; (c) between 61 and 90 days after issuance – 125% of the principal amount; and (d) between 91 and 180 days after issuance – 140% of the principal amount.

On October 2, 2014 the Company entered into an agreement to modify its relationship with Health & Beyond, LLC.  The assets and liabilities of Health & Beyond were transferred back to the seller in exchange for the liabilities owed to the seller by the Company.  The Company and the seller established a sales and marketing agreement that allows the Company to market and sell the Health & Beyond products, and Health & Beyond will act to fulfill these sales orders.  The transaction results in a gain on the sale of $311,758 which will be recorded in the December, 2014 quarter. The gain is broken down as follows:

Note payable to seller - forgiven	$ 82,000
Accrued salary to seller-forgiven	56,677
Current assets transferred to seller	147,136
Current liabilities transferred to seller	75,945
Net intangible asset write-off	(50,000)
$ 311,758

On September 30, 2014 the Company filed a Definitive Information Statement on SEC Schedule 14C which reported that the holders of a majority of outstanding voting shares of the Company consented to change the Corporate name from Intelligent Living Inc. to Intelligent Living America, Inc. and to a reverse split of the Company shares of common stock in a ratio of fifty for one (50:1).  These Corporate Actions are pending approval by the Federal Industry Regulatory Authority (“FINRA”) at the time of the filing of this Form 10-Q.

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

•	Amounts billed in advance of services being provided are recorded as deferred revenues and recognized in the consolidated statement of operations as services are provided.

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net Revenues	$ 452,124	$ 358	$ 863,464	$ 409
Cost of sales	212,173	24	407,319	29
Operating Expenses:
Depreciation and amortization	321,475	-	783,086	-
General and administrative	630,336	268,318	3,403,640	447,652
Total operating expenses	951,811	268,318	4,186,726	447,652
Loss from operations	(711,860)	(267,985)	(3,730,581)	(447,272)
Gain/(loss) on change of fair value of derivative liability	265,039	952,553	502,914	11,713,796
Interest income	-	2	-	3
Interest expense	(225,317)	(86,064)	(622,051)	(443,410)
Total other income (expense)	39,722	866,490	(119,137)	11,270,389
Income (loss) from continuing operations	(672,138)	598,506	(3,849,718)	10,823,117
Discontinued operations:
Loss from operations of discontinued Feel Golf Division	-	-	-	(134,905)
Loss on disposal of Feel Golf Division	-	-	-	(414,290)
Net income (loss)	$ (672,138)	$ 598,506	$ (3,849,718)	$ 10,273,922

Three Month period ended September 30, 2014

Sales

Sales increased to $452,124 during the three months ended September 30, 2014, as compared to $358 for the year-ago period.  The increase is due to revenues generated from the acquisitions made by the Company during fiscal 2014, including Health & Beyond Nutra, LLC, in January, 2014 and Provectus, LLC (created by the acquisitions of Venturian Group, Inc. and Perfect Solutions, Inc., both acquired in April, 2014.

Cost of Sales and Gross Profit

Our cost of sales increased to $212,173 for the three months ended September 30, 2014, as a result of the increase in revenues for the three months ended September 30, 2014, from our Health & Beyond Nutra, LLC and Provectus, LLC subsidiaries.  Cost of sales for fiscal 2013 were attributed to the revenue generated from our Mind360, LLC subsidiary.

Operating Expenses

Depreciation and amortization expense

Depreciation and amortization expense totaled $321,475 for the three months ended September 30, 2014, as compared to $0 in the prior year period.  The increase is due to the acquisitions completed during the fiscal 2014.

General and administrative expenses

Our General and administrative expenses from continuing operations increased to $630,336, and is primarily due to accrued and unpaid salary and other administrative costs related to the acquisitions made during fiscal 2014.  Operating expenses during the three months ended September 30, 2013 were primarily due to accrued and unpaid salary and other administrative costs.

Other Income (Expenses)

 Gain on change in derivative liability.  For the three months ended September 30, 2014 we had a gain on the change in derivative liability of $265,039, which represents the change in the value of the derivative liability based on the Black-Scholes value of our outstanding convertible notes payable.

Interest Expense.  For the three months ended September 30, 2014, interest expense totaled $225,317, as compared to $86,064 in the prior year.  The increase is due to higher interest bearing note balances in the current year and a lower premium expense in the prior year.

Nine Month period ended September 30, 2014

Sales

Sales increased to $863,464 for the nine months ended September 30, 2014, as compared to $358 for the year-ago period.  The increase is due to revenues generated from the acquisitions made by the Company during fiscal 2014, including Health & Beyond Nutra, LLC, in January, 2014 and Provectus, LLC (created by the acquisitions of Venturian Group, Inc. and Perfect Solutions, Inc., both acquired in April, 2014.

Cost of Sales and Gross Profit

Our cost of sales increased to $407,319 for the nine months ended September 30, 2014, as a result of the increase in revenues for the nine months ended September 30, 2014, from our Health & Beyond Nutra, LLC and Provectus, LLC subsidiaries.  Cost of sales for fiscal 2013 were attributed to the revenue generated from our Mind360, LLC subsidiary.

Operating Expenses

Depreciation and amortization expense

Depreciation and amortization expense totaled $783,086 for the nine months ended September 30, 2014, as compared to $0 in the prior year period.  The increase is due to the acquisitions completed during the fiscal 2014.

General and administrative expenses

Our General and administrative expenses from continuing operations increased to $3,403,640, and is primarily due to accrued and unpaid salary and other administrative costs related to the acquisitions made during fiscal 2014, and share-based compensation for our corporate officers of $1,453,093 issued during the nine months ended September 30, 2014.  Operating expenses during the nine months ended September 30, 2013 were primarily due to accrued and unpaid salary and other administrative costs.

Other Income (Expenses)

Gain on change in derivative liability.  For the nine months ended September 30, 2014 we had a gain on the change in derivative liability of $502,914, which represents the change in the value of the derivative liability based on the Black-Scholes value of our outstanding convertible notes payable.

Premium expense.  For the nine months ended September 30, 2014 we had a premium expense of $260,000 included in interest expense, attributable to our convertible notes payable, versus $0 in fiscal 2013.

Interest Expense.  For the nine months ended September 30, 2014, interest expense totaled $622,052, as compared to $443,410 in the prior year.  The increase is due to higher interest bearing note balances and a lower premium expense in the prior year.

Discontinued operations

In April, 2013 we exited the Feel Golf business segment, in order to focus on creating a bridge between technology, product branding and social networking in a cloud based environment.  As a result, we incurred the following:

Loss on disposition of business segment.  We incurred a loss related to the disposition of net assets and liabilities of the Feel Golf business segment totaling $414,289 during the nine months ended September 30, 2014.  We had no similar loss in fiscal 2014.

Loss from discontinued operations.  We incurred a loss from the discontinued operations of the Feel Golf business segment in fiscal 2013 of $134,905.  We had no similar loss in fiscal 2014.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $36,214 as of September 30, 2014, as compared to cash of $85,695 as of December 31, 2013.  Net cash used in operating activities for nine months ended September 30, 2014 and 2013 was $775,541 and $291,727 respectively.

Cash flows used in investing activities totaled $28,870 and $23,654 for the nine months ended September 30, 2014 and 2013, respectively.

Cash flows provided by financing activities totaled $754,930 during the nine months ended September 30, 2014 compared to $355,221 for the nine months ended September 30, 2013.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules  13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure and control procedures are also designed to ensure that such information is accumulated and communicated to management, including the chief executive officer and principal accounting officer, to allow timely decisions regarding required disclosures. As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of September 30, 2014, our disclosure controls and procedures were not effective due to a lack of adequate segregation of duties and the absence of an independent audit committee.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

In order to remedy our existing internal control deficiencies, and as our finances allow, we will hire additional accounting staff.

 Changes in Internal Control over Financial Reporting

Management has evaluated whether any changes in our internal control over financial reporting as of September 30, 2014 were made. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Intelligent Living Inc. (Registrant)

Date: November 14, 2014	By:	/s/ Paul Favata
Paul Favata President and principal executive officer

Date: November 14, 2014	By:	/s/ Mark Lucky
Mark Lucky Chief Financial Officer