Form 10-Q/A
period 2014-09-30
Intelligent Living Inc.
filed 2014-12-08
CIK 1141673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

FORM 10-Q/A

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

For the transition period from                      to

Commission file number 000-54026

INTELLIGENT LIVING AMERICA, INC.

(Exact name of small business issuer as specified in its charter)

NEVADA	36-4794823
State or other jurisdiction of	(IRS Employer
Incorporation or organization	Identification Number)

80 SW 8th Street, Suite 1870	33130
Miami, FL
(Address of principal executive offices)	(Zip Code)

866-326-3000

(Issuer’s telephone number, including area code)

Intelligent Living Inc.

20801 Biscayne Blvd, Suite 403, Miami, FL  33180

(Former name, former address, and former fiscal year, if changed)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

0

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

EXPLANATORY NOTE

Intelligent Living America, Inc. (which may be referred to as the "Company," "we," "us," or "our") filed its Quarterly Report on Form 10-Q for the period ended September 30, 2014 with the U.S. Securities and Exchange Commission (the "SEC") on November 14, 2014 (the "Original Filing"). The Original Filing inadvertently indicated that the Company had failed to submit electronically and posted on its corporate Web site every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months..  In addition, the Company did not disclose the sale of unregistered securities during the quarter.  We are filing Amendment No. 1 to the Form 10-Q for the period ended September 30, 2014 to correct these ministerial errors.

This Amendment No. 1 to the Form 10-Q for the period ended September 30, 2014 contains currently dated certifications as Exhibits 31.1, 31.2, 32.1 and 32.2.  No attempt has been made in this Amendment No. 1 to the Form 10-Q for the period ended September 30, 2014 to modify or update the other disclosures presented in the Original Filing and this Amendment No. 1 does not reflect events occurring after the Original Filing.  Accordingly, this Amendment No. 1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2014 should be read in conjunction with our other filings with the SEC.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July, 2014, the Company issued 157,000,000 shares of its $0.001 par value common stock to convert a total of $34,150 of convertible debentures at the conversion price per the respective agreements.

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

Intelligent Living Inc. (Registrant)

Date: December 8, 2014	By:	/s/ Paul Favata
Paul Favata President and principal executive officer

Date: December 8, 2014	By:	/s/ Mark Lucky
Mark Lucky Chief Financial Officer